Form 10QSB
period 2000-09-30
WHOODOO COM INC
filed 2001-03-01
CIK 1104594

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____ to ______

                         Commission file number 0-00000

                            Ballistic Ventures, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   51-0392750
                        ---------------------------------
                        (IRS Employer Identification No.)

            1283 Crossfield Bend Mississauga, Ontario Cananda L5G 3P5
               ---------------------------------------------------
                    (Address of principal executive offices)

                                  905-891-0207
                           ---------------------------
                           (Issuer's telephone number)

                                WhOOdoo.com Inc.
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes ( ) No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 9, 2001 the registrant had issued and outstanding 20,278,498 shares of common stock. Transitional Small Business Disclosure Format (check one);

         Yes ( ) No (X)

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

                                                                      Page No.
                                                                      --------
Condensed Balance Sheet at
September 30, 2000(unaudited)                                            2

Condensed Statements of Operations
for the three months ended September 30, 2000
and 1999 (unaudited)                                                     3

Condensed Statements of Cash Flow for
the three months ended September 30, 2000
and 1999 (unaudited)                                                     4

Notes to the Condensed Financial
Statements (Unaudited)                                                   5

                            BALLISTIC VENTURES, INC.
                          (a development stage company)
                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                                                September 30,
                                                                    2000
                                                                 -----------
ASSETS

       Current assets:
             Accounts receivable, less allowance for
                  doubtful accounts of $1,271                    $        --
                                                                 -----------
                  Total current assets                                    --
                                                                 -----------
                                                                 $        --
                                                                 ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

       Current liabilities:
              Accounts payable and accrued expenses              $    13,241
              Bank line of credit                                     26,186
                                                                 -----------
                  Total current liabilities                           39,427
                                                                 -----------
       Stockholders' deficit:
             Common stock, $.01 par value, 50,000,000
                  shares authorized, 20,278,498 shares
                  issued and outstanding                              20,305
             Additional paid-in capital                            2,979,591
             Deficit accumulated during the development stage     (3,039,323)
                                                                 -----------
                  Total stockholders' equity                         (39,427)
                                                                 -----------
                                                                 $        --
                                                                 ===========

    The accompanying notes are an integral part of these financial statements

                            BALLISTIC VENTURES, INC.
                          (a development stage company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the three    For the three    April 9, 1999
                                                months ended     months ended    (inception) to
                                                September 30,    September 30,    September 30,
                                                    2000             1999             2000
                                                ------------     ------------     ------------
Revenue                                         $         --     $         --     $     39,975
Miscellaneous income                                      22               --            1,256
                                                ------------     ------------     ------------
Total revenue                                             22               --           41,231
                                                ------------     ------------     ------------
Selling, general and administrative expenses           9,190           80,846        1,336,919
Research and development                                              111,695          155,225
Compensation for stock issued for services                          1,588,410        1,588,410
                                                ------------     ------------     ------------
Total expenses                                         9,190        1,780,951        3,080,554
                                                ------------     ------------     ------------
Net loss                                        $     (9,168)    $ (1,780,951)    $ (3,039,323)
                                                ============     ============     ------------

Net loss per share, basic and fully diluted     $      (0.00)    $      (0.10)
                                                ============     ============
Weighted average shares outstanding               20,278,498       17,081,189
                                                ============     ============

    The accompanying notes are an integral part of these financial statements

                            BALLISTIC VENTURES, INC.
                          (a development stage company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    For the three   For the three     April 9, 1999
                                                    months ended    months ended   (date of inception)
                                                    September 30,   September 30,    to September 30,
                                                        2000            1999              2000
                                                     -----------     -----------       -----------
Cash flows from operating activities:
Net loss                                             $    (9,168)    $(1,780,951)      $(3,039,323)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                            --           5,606             7,523
      Issuance of common stock for services                   --       1,588,410         1,594,628
      Write off of acquired development costs                 --          59,838            59,838
      Impairment loss on equipment                            --              --           137,099
      Changes in assets and liabilities
        Accounts receivable and other assets               1,271            (818)               --
        Accounts payable                                 (53,277)         16,065            13,241
                                                     -----------     -----------       -----------
     Net cash used in operations                         (61,174)       (111,850)       (1,226,994)
                                                     -----------     -----------       -----------
Cash flows from investing activities:
      Purchase of equipment                                   --          (6,170)          (43,692)
      Purchase of a business                                  --        (100,000)         (129,382)
                                                     -----------     -----------       -----------
     Net cash used by investing activities                    --        (106,170)         (173,074)
                                                     -----------     -----------       -----------
Cash flows from financing activities:
       Issuance of common stock                               --         878,173         1,394,418
       Proceeds from short term debt                      26,186              --            36,186
       Payments on short term debt                       (10,000)             --           (30,536)
                                                     -----------     -----------       -----------
     Net cash provided by financing activities            16,186         878,173         1,400,068
                                                     -----------     -----------       -----------
Net increase (decrease) in cash                          (44,988)        660,153                --

Cash at beginning of period                               44,988           2,208                --
                                                     -----------     -----------       -----------
Cash at end of period                                $        --     $   662,361       $        --
                                                     ===========     ===========       -----------
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest         $        --     $        --       $        --
                                                     ===========     ===========       -----------
    Cash paid during the period for taxes            $        --     $        --       $        --
                                                     ===========     ===========       -----------

    The accompanying notes are an integral part of these financial statements

                            BALLISTIC VENTURES, INC.
                          (a development stage company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2000

Note 1 - Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

         For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-SBA for the year ended June 30, 2000 as filed with the Securities and Exchange Commission.

Note 2 - Going Concern

         The Company was a development stage entity through September 30, 2000. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of all liabilities in the normal course of business.

On May 31, 2000, the Company discontinued all operations and is presently an inactive company. As of September 30, 2000, the Company had a stockholders' deficit of $39,427 and a deficit accumulated during the development stage of $3,039,323. During the three months ended September 30, 2000, and the period ended April 9, 1999 (inception) to September 30, 2000, the Company suffered operating losses of $9,168 and $3,039,323, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plan to alleviate this going concern issue is to raise capital and merge with a profitable operating company. The Company's continued existence is dependent upon management funding operations, locating and merging the Company into a profitable operating company and raising sufficient capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2. Management's Discussion and Analysis or Plan or Operation.

Forward-looking Statement and Information

The Company is including the following cautionary statement in this Form 10-QSB for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

Introduction

For the fiscal year ended June 30, 2000, our auditors in note 3, of the Financial Statements, have noted that there is substantial doubt about our ability to continue as a going concern. Our existence is dependent upon management funding operations, locating and merging us into a profitable operating company and raising sufficient capital. At this point in time it is impossible to state an amount of additional funding which we believe would remove the going concern opinion, as the company is inactive at this time.

The prospects for the future of Ballistic Ventures, Inc., rests with the current management team, and their ability to find a profitable business venture which can utilize the "shell" company. Part of this process is to successfully complete the necessary filings with the Securities and Exchange Commission.

Once the necessary filings have been completed, the current management team will be proactive in reviewing potential projects that could potentially be a good fit for Ballistic Ventures. This process does not have a defined time period, other than the process will begin once all of the filings have been completed.

Three months Ended September 30, 2000 compared to for the three months ended September 30, 1999

The Company is inactive at this time. Operations during the three months ended September 30, 2000 consisted of professional fees necessary to complete certain corporate filings. Operations for the three months ended September 30, 1999 consisted of organizational activities, raising capital and the development of a search engine.

PLAN OF OPERATION

The Plan of Operations for Ballistic Ventures, Inc., is to ensure that we do not have outstanding liabilities, which have been incurred under the previous management team and under the original business operations. The current management team has undertaken to pay off all outstanding liabilities, and as of September 30, 2000, approximately $13,000 remained unpaid from the May 31, 2000 balance of $77,000. At the same time, the current management of Ballistic Ventures has undertaken to make certain filings with the Securities and Exchange Commission. Once we have completed the required filings with the Securities and Exchange Commission, the current management team will seek to find a profitable project for the "shell".

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have relied almost exclusively upon the sale of securities to finance our operations. The only exception is a small loan, which we have since paid. We have not received any financing commitments, and therefore we are dependent upon the skill and ability of the current management team to raise additional financing and/or to find a suitable project to "vend" into the shell company.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         None.

Item 2. Changes in Securities.

         None

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

         None

Item 6. Exhibits and Report on Form 8-K.

         (a)      Exhibits.

                  None

         (b)      Reports on Form 8-K.

         During the three months ended September 30, 2000 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Ballistic Ventures, Inc.

Date: February 10, 2001                   By: /s/ ERIC PINKNEY
                                             ------------------------------
                                              Eric Pinkney,
                                              President