Form 10QSB
period 2000-12-31
WHOODOO COM INC
filed 2001-03-01
CIK 1104594

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 2000

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

         Yes (X) No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 9, 2001 the registrant had issued and outstanding 20,278,498 shares of common stock. Transitional Small Business Disclosure Format (check one);

         Yes ( ) No (x)

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------
Condensed Balance Sheet at
December 31, 2000(unaudited)                                             2

Condensed Statements of Operations
for the three and six months ended December 31, 2000
and 1999 (unaudited)                                                     3 - 4

Condensed Statements of Cash Flow for
the six months ended December 31, 2000
and 1999 (unaudited)                                                     5

Notes to the Condensed Financial
Statements (Unaudited)                                                   6

                            BALLISTIC VENTURES, INC.
                          (a development stage company)
                             CONDENSED BALANCE SHEET
                                   (Unaudited)




ASSETS                                                                        December 31,
                                                                                  2000
                                                                              -----------
       Current assets:
              Cash                                                            $     1,244
             Accounts receivable, less allowance for doubtful accounts
                  of $1,271                                                            --
                                                                              -----------

                  Total current assets                                              1,244
                                                                              -----------

                                                                              $     1,244
                                                                              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

       Current liabilities:
              Accounts payable and accrued expenses                           $    13,241
              Bank line of credit                                                  39,086
                                                                              -----------

                  Total current liabilities                                        52,327
                                                                              -----------


       Stockholders' deficit:
             Common stock, $.01 par value, 50,000,000 shares authorized,
                  20,278,498 shares issued and outstanding                         20,305
             Additional paid-in capital                                         2,979,591
             Deficit accumulated during the development stage                  (3,050,979)
                                                                              -----------

                  Total stockholders' equity                                      (51,083)
                                                                              -----------

                                                                              $     1,244
                                                                              ===========


    The accompanying notes are an integral part of these financial statements

                            BALLISTIC VENTURES, INC.
                          (a development stage company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 For the three      For the three       April 9, 1999
                                                  months ended       months ended      (inception) to
                                                  December 31,       December 31,       December 31,
                                                     2000               1999                 2000
                                                  ------------       ------------       ------------
Revenue                                           $         --       $         --       $     39,975
Miscellaneous income                                     1,935                 --              3,191
                                                  ------------       ------------       ------------
Total revenue                                            1,935                 --             43,166
                                                  ------------       ------------       ------------
Selling, general and administrative expenses            13,591                 --          1,350,510
Research and development                                    --                               155,225
Compensation for stock issued for services                  --                             1,588,410
                                                  ------------       ------------       ------------

Total expenses                                          13,591                 --          3,094,145
                                                  ------------       ------------       ------------


Net loss                                          $    (11,656)      $         --       $ (3,050,979)
                                                  ============       ============       ------------

Net loss per share, basic and fully diluted       $      (0.00)      $      (0.00)
                                                  ============       ============

Weighted average shares outstanding                 20,278,498         19,236,498
                                                  ============       ============

    The accompanying notes are an integral part of these financial statements

                            BALLISTIC VENTURES, INC.
                          (a development stage company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  For the six        For the three      April 9, 1999
                                                  months ended       months ended      (inception) to
                                                  December 31,       December 31,       December 31,
                                                      2000               1999               2000
                                                  ------------       ------------       ------------
Revenue                                           $         --       $         --       $     39,975
Miscellaneous income                                     1,957                 --              3,191
                                                  ------------       ------------       ------------
Total revenue                                            1,957                 --             43,166
                                                  ------------       ------------       ------------
Selling, general and administrative expenses            22,781             80,846          1,350,510
Research and development                                                  111,695            155,225
Compensation for stock issued for services                              1,588,410          1,588,410
                                                  ------------       ------------       ------------

Total expenses                                          22,781          1,780,951          3,094,145
                                                  ------------       ------------       ------------


Net loss                                          $    (20,824)      $ (1,780,951)      $ (3,050,979)
                                                  ============       ============       ------------


Net loss per share, basic and fully diluted       $      (0.00)      $      (0.11)
                                                  ============       ============

Weighted average shares outstanding                 20,278,498         16,955,433
                                                  ============       ============

    The accompanying notes are an integral part of these financial statements

                            BALLISTIC VENTURES, INC.
                          (a development stage company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                       For the six       For the six       April 9, 1999
                                                       months ended      months ended   (date of inception)
                                                       December 31,      December 31,      to December 31,
                                                          2000              1999               2000
                                                       -----------       -----------    ------------------
Cash flows from operating activities:

Net loss                                               $   (20,824)      $(2,255,271)      $(3,050,979)

  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                              --             8,170             7,523
      Issuance of common stock for services                     --         1,588,410         1,594,628
      Write off of acquired development costs                   --                --            59,838
      Impairment loss on equipment                              --                --           137,099
      Changes in assets and liabilities
        Accounts receivable and other assets                 1,271              (818)               --
        Accounts payable                                   (53,277)          (11,440)           13,241
                                                       -----------       -----------       -----------

     Net cash used in operations                           (72,830)         (670,949)       (1,238,650)
                                                       -----------       -----------       -----------

Cash flows from investing activities:
      Purchase of equipment                                     --            (6,170)          (43,692)
      Purchase of a business                                    --          (100,000)         (129,382)
                                                       -----------       -----------       -----------

     Net cash used by investing activities                      --          (106,170)         (173,074)
                                                       -----------       -----------       -----------

Cash flows from financing activities:
       Issuance of common stock                                 --           878,174         1,394,418
       Proceeds from short term debt                        39,086                --            49,086
       Payments on short term debt                         (10,000)               --           (30,536)
                                                       -----------       -----------       -----------

     Net cash provided by financing activities              29,086           878,173         1,412,968
                                                       -----------       -----------       -----------

Net increase (decrease) in cash                            (43,744)          101,055             1,244

Cash at beginning of period                                 44,988             2,208                --
                                                       -----------       -----------       -----------

Cash at end of period                                  $     1,244       $   148,264       $     1,244
                                                       ===========       ===========       -----------

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest           $        --       $        --       $        --
                                                       ===========       ===========       -----------
    Cash paid during the period for taxes              $        --       $        --       $        --
                                                       ===========       ===========       -----------

    The accompanying notes are an integral part of these financial statements

                            BALLISTIC VENTURES, INC.
                          (a development stage company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                December 31, 2000

Note 1 - Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

         For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-SBA for the year ended June 30, 2000 as filed with the Securities and Exchange Commission.

Note 2 - Going Concern

         The Company was a development stage entity through December 31, 2000. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of all liabilities in the normal course of business.

On May 31, 2000, the Company discontinued all operations and is presently an inactive company. As of December 31, 2000, the Company had a stockholders' deficit of $51,083 and a deficit accumulated during the development stage of $3,050,979. During the six months ended December 31, 2000, and the period ended April 9, 1999 (inception) to December 31, 2000, the Company suffered operating losses of $20,824 and $3,050,979, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO FOR THE THREE MONTHS ENDED DECEMBER 31, 1999

The Company is inactive at this time. Operations during the three months ended December 31, 2000 consisted of professional fees necessary to complete certain corporate filings. Operations for the three months ended December 31, 1999 consisted of organizational activities, raising capital and the development of a search engine.

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO FOR THE SIX MONTHS ENDED DECEMBER 31, 1999

The Company is inactive at this time. Operations during the six months ended December 31, 2000 consisted of professional fees necessary to complete certain corporate filings. Operations for the six months ended December 31, 1999 consisted of organizational activities, raising capital and the development of a search engine.

PLAN OF OPERATION

The Plan of Operations for Ballistic Ventures, Inc., is to ensure that we do not have outstanding liabilities, which have been incurred under the previous management team and under the original business operations. The current management team has undertaken to pay off all outstanding liabilities, and as of December 31, 2000, approximately $13,000 remained unpaid from the May 31, 2000 balance of $77,000. At the same time, the current management of Ballistic Ventures has undertaken to make certain filings with the Securities and Exchange Commission. Once we have completed the required filings with the Securities and Exchange Commission, the current management team will seek to find a profitable project for the "shell".

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

         None.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

           None.

Item 6. Exhibits and Report on Form 8-K.

         (a)      Exhibits.

                     None.

         (b) Reports on Form 8-K.

         During the three months ended December 31, 2000 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Ballistic Ventures, Inc.

Date: February 22, 2001                    By: /s/ Eric Pinkney
                                              -----------------
                                              Eric Pinkney,
                                              President