Form 10QSB
period 2001-03-31
WHOODOO COM INC
filed 2001-05-22
CIK 1104594

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
   (x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

   ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ___________

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

         Yes (X) No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 4, 2001 the registrant had issued and outstanding 20,278,498 shares of common stock. Transitional Small Business Disclosure Format (check one);

         Yes ( ) No (x)

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------
Condensed Balance Sheet at
March 31, 2001(unaudited)                                                2

Condensed Statements of Operations
for the three and nine months ended March 31, 2001
and 2000 (unaudited)                                                     3 - 4

Condensed Statements of Cash Flow for
the nine months ended March 31, 2001
and 2000 (unaudited)                                                     5

Notes to the Condensed Financial
Statements (Unaudited)                                                   6

                            BALLISTIC VENTURES, INC.
                          (a development stage company)
                             CONDENSED BALANCE SHEET
                                   (Unaudited)



ASSETS                                                                       March 31,
                                                                               2001
                                                                           -----------
       Current assets:
              Cash                                                         $     1,204
             Accounts receivable, less allowance for doubtful accounts
                  of $1,271                                                         --
                                                                           -----------
                  Total current assets                                           1,204
                                                                           -----------
                                                                           $     1,204
                                                                           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

       Current liabilities:
              Accounts payable and accrued expenses                        $    13,241
              Bank line of credit                                               48,442
                                                                           -----------
                  Total current liabilities                                     61,683
                                                                           -----------
       Stockholders' deficit:
             Common stock, $.01 par value, 50,000,000 shares authorized,
                  20,278,498 shares issued and outstanding                      20,305
             Additional paid-in capital                                      2,979,591
             Deficit accumulated during the development stage               (3,060,375)
                                                                           -----------
                  Total stockholders' equity                                   (60,479)
                                                                           -----------
                                                                           $     1,204
                                                                           ===========

    The accompanying notes are an integral part of these financial statements

                            BALLISTIC VENTURES, INC.
                          (a development stage company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              For the three    For the three  April 9, 1999
                                               months ended     months ended  (inception) to
                                                 March 31,       March 31,       March 31,
                                                   2001            2000            2001
                                               ------------    ------------    ------------
Revenue                                        $         --    $     25,351    $     39,975
Miscellaneous income                                     --             347           3,191
                                               ------------    ------------    ------------
Total revenue                                            --          25,698          43,166
                                               ------------    ------------    ------------
Selling, general and administrative expenses          9,396         426,848       1,359,906
Research and development                                 --         155,225
Compensation for stock issued for services               --       1,588,410
                                               ------------    ------------    ------------
Total expenses                                        9,396         426,848       3,103,541
                                               ------------    ------------    ------------
Net loss                                       $     (9,396)   $   (401,150)   $ (3,060,375)
                                               ============    ============    ------------
Net loss per share, basic and fully diluted    $      (0.00)   $      (0.02)
                                               ============    ============
Weighted average shares outstanding              20,278,498      19,767,998
                                               ============    ============

    The accompanying notes are an integral part of these financial statements

                            BALLISTIC VENTURES, INC.
                          (a development stage company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               For the nine    For the nine    April 9, 1999
                                               months ended    months ended   (inception) to
                                                 March 31,       March 31,       March 31,
                                                   2001            2000            2001
                                               ------------    ------------    ------------
Revenue                                        $         --    $     25,351    $     39,975
Miscellaneous income                                  1,957             347           3,191
                                               ------------    ------------    ------------
Total revenue                                         1,957          25,698          43,166
                                               ------------    ------------    ------------
Selling, general and administrative expenses         32,177         507,694       1,359,906
Research and development                            111,695         155,225
Compensation for stock issued for services        1,588,410       1,588,410
                                               ------------    ------------    ------------
Total expenses                                       32,177       2,207,799       3,103,541
                                               ------------    ------------    ------------
Net loss                                       $    (30,220)   $ (2,182,101)   $ (3,060,375)
                                               ============    ============    ------------
Net loss per share, basic and fully diluted    $      (0.00)   $      (0.12)
                                               ============    ============
Weighted average shares outstanding              20,278,498      18,670,978
                                               ============    ============

    The accompanying notes are an integral part of these financial statements

                            BALLISTIC VENTURES, INC.
                          (a development stage company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                   For the nine   For the nine     April 9, 1999
                                                   months ended   months ended  (date of inception)
                                                     March 31,      March 31,      to March 31,
                                                        2001           2000           2001
                                                    -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                            $   (30,220)   $(2,182,101)   $(3,060,375)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                           --          8,170          7,523
      Issuance of common stock for services                  --      1,588,410      1,594,628
      Write off of acquired development costs                --             --         59,838
      Impairment loss on equipment                           --             --        137,099
      Changes in assets and liabilities
        Accounts receivable and other assets              1,271        (12,506)            --
        Accounts payable                                (53,277)        23,723         13,241
                                                    -----------    -----------    -----------
     Net cash used in operations                        (82,226)      (574,304)    (1,248,046)
                                                    -----------    -----------    -----------
Cash flows from investing activities:
      Purchase of equipment                                  --        (26,321)       (43,692)
      Purchase of a business                                 --       (100,000)      (129,382)
                                                    -----------    -----------    -----------
     Net cash used by investing activities                   --       (126,321)      (173,074)
                                                    -----------    -----------    -----------
Cash flows from financing activities:
       Issuance of common stock                              --        965,854      1,394,418
       Proceeds from short term debt                     48,442             --         58,442
       Payments on short term debt                      (10,000)      (134,260)       (30,536)
                                                    -----------    -----------    -----------
     Net cash provided by financing activities           38,442        831,594      1,422,324
                                                    -----------    -----------    -----------
Net increase (decrease) in cash                         (43,784)       130,969          1,204

Cash at beginning of period                              44,988          2,208             --
                                                    -----------    -----------    -----------
Cash at end of period                               $     1,204    $   133,177    $     1,204
                                                    ===========    ===========    -----------

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest        $        --    $        --    $        --
                                                    ===========    ===========    -----------
    Cash paid during the period for taxes           $        --    $        --    $        --
                                                    ===========    ===========    -----------

    The accompanying notes are an integral part of these financial statements

                            BALLISTIC VENTURES, INC.
                          (a development stage company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2001

Note 1 - Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

         For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-SBA for the year ended June 30, 2000 as filed with the Securities and Exchange Commission.

Note 2 - Going Concern

         The Company was a development stage entity through March 31, 2001. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of all liabilities in the normal course of business.

         On May 31, 2000, the Company discontinued all operations and is presently an inactive company. As of March 31, 2001, the Company had a stockholders' deficit of $60,479 and a deficit accumulated during the development stage of $3,060,375. During the nine months ended March 31, 2001, and the period ended April 9, 1999 (inception) to March 31, 2001, the Company suffered operating losses of $30,220 and $3,060,375, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO FOR THE THREE MONTHS ENDED MARCH 31, 2000

         The Company is inactive at this time. Operations during the three months ended March 31, 2001 consisted of professional fees necessary to complete certain corporate filings. Operations for the three months ended March 31, 2000 consisted of organizational activities, raising capital and the development of a search engine.

NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO FOR THE NINE MONTHS ENDED MARCH 31, 2000

         The Company is inactive at this time. Operations during the nine months ended March 31, 20010 consisted of professional fees necessary to complete certain corporate filings. Operations for the nine months ended March 31, 2000 consisted of organizational activities, raising capital and the development of a search engine.

PLAN OF OPERATION

         The Plan of Operations for Ballistic Ventures, Inc., is to ensure that we do not have outstanding liabilities, which have been incurred under the previous management team and under the original business operations. The current management team has undertaken to pay off all outstanding liabilities, and as of March 31, 2001, approximately $13,000 remained unpaid from the May 31, 2000 balance of $77,000. At the same time, the current management of Ballistic Ventures has undertaken to make certain filings with the Securities and Exchange Commission. Once we have completed the required filings with the Securities and Exchange Commission, the current management team will seek to find a profitable project for the "shell".

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

         None.

Item 5. Other Information.

           None

Item 6. Exhibits and Report on Form 8-K.

         (a)      Exhibits.

                    None

         (b)      Reports on Form 8-K.

                    During the three months ended March 31, 2001 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Ballistic Ventures, Inc.

Date: May 22, 2001                            By: /s/ Eric Pinkney
                                              ------------------------
                                              Eric Pinkney,
                                              President