Form 10KSB
period 2001-06-30
WHOODOO COM INC
filed 2001-10-16
CIK 1104594

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB
(Mark One)
(x) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year period ended June 30, 2001
OR
(_) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to ______

                        Commission file number 0-00000

              Ballistic Ventures Inc. (formerly Whoodoo.com Inc.)
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

              Deleware                                  51-0392750
  --------------------------------          ---------------------------------
   (State or other jurisdiction            (IRS Employer Identification No.)
  of incorporation or organization)

     1283 Crossfield Bend, Mississauga, Ontario Canada            L5G 3P5
    --------------------------------------------------   -------------------
     (Address of principal executive offices)                 (Zip Code)

                                 905-891-0207
                          ---------------------------
                          (Issuer's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No (_).

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB x
                ---

Revenues for the most recent fiscal year: $0. Aggregate market value of the voting common stock held by non-affiliates:$453,485

As of August 31, 2001 the registrant had issued and outstanding 20,305,98 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None
Transitional Small Business Disclosure Format (check one);
Yes (_) No (x)

                           BALLISTIC VENTURES, INC.
                         (a development stage company)
                         NOTES TO FINANCIAL STATEMENTS



                               TABLE OF CONTENTS

                                                                      Page
                                                                      ----
Report of Independent Certified Public Accountants                    F-1

Balance Sheet                                                         F-2

Statements of Operations                                              F-3

Statement of Changes in Stockholders' Deficit                         F-4

Statements of Cash Flows                                              F-5

Notes to Financial Statements                                         F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and
 Stockholders
Ballistic Ventures, Inc.

We have audited the accompanying balance sheet of Ballistic Ventures, Inc., (a development stage company) as of June 30, 2001, and the related statements of operations, stockholders' deficit and cash flows for the twelve months ended June 30, 2001, the one month ended June 30, 2000, the eleven months ended May 31, 2000, and for the periods April 9, 1999 (inception) to June 30, 2000 and June 1, 2000 (inception) to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ballistic Ventures, Inc., (a development stage company) as of June 30, 2001, and the results of its operations and cash flows for the twelve months ended June 30, 2001, the one month ended June 30, 2000, the eleven months ended May 31, 2000, and the periods April 9, 1999 (inception) to June 30, 2000 and June 1, 2000 (inception) to June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered significant losses during the development stage that raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Fort Lauderdale, Florida
August 17, 2001

                                BALLISTIC VENTURES, INC.

                               FORMERLY whOOdoo.com, INC.

                            (a development stage company)

                                     BALANCE SHEETS

                                                         March 31,   June 30,
                                                           2001        2000
                                                         ----------- ----------
                                                         (unaudited)
ASSETS


   Current assets:

    Cash held by related party                            $   1,204   $  44,988

    Accounts receivable                                           -       1,271
                                                         ----------- ----------

   Total current assets                                   $   1,204   $  46,259
                                                         =========== ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:

   Accounts payable and accrued expenses                  $  13,241   $  66,500

   Loan payable                                                   -      10,000

   Loan payable due related party                            48,424           -
                                                         ----------- ----------

    Total current liabilities                                61,665      76,500
                                                         ----------- ----------

Stockholders' deficit

   Common stock, $.001 par value, 50,000,000 shares

   authorized: 20,305,398 shares issued and outstanding      20,305      20,305

   Additional paid-in capital                                52,594      52,594

   Deficit accumulated during development stage            (133,360)   (103,140)
                                                         ----------- ----------

    Total stockholders' deficit                             (60,461)    (30,241)
                                                         ----------- ----------

                                                          $   1,204   $  46,259
                                                         =========== ==========


      The accompanying notes are an integral part of these financial statements.

                           BALLISTIC VENTURES, INC.

                          FORMERLY whOOdoo.com, INC.

                         (a development stage company)

                           STATEMENTS OF OPERATIONS

                                                       Predecessor                                        The Company
                           --------------------------------------------------------------  -----------------------------------------
                            For the nine   For the eleven   April 9, 1999   April 9, 1999  For the nine  For the one   June 1, 2000

                            months ended    months ended   (inception) to  (inception) to  months ended  month ended  (inception) to

                              March 31,       May 31,         June 30,         May 31,      March 31,     June 30,       March 31,

                                2000            2000            1999            2000           2001         2000           2001
                           --------------  --------------  --------------  --------------  ------------ ------------  -------------
                            (unaudited)                                                    (unaudited)                 (unaudited)
Revenue

Sales                      $      25,351   $      39,975   $           -   $      39,975   $         -  $         -   $          -
Miscellaneous
Income                               347           1,177               -           1,177         1,957           57          2,014
                           --------------  --------------  --------------  --------------  ------------ ------------  -------------

   Total revenue                  25,698          41,152               -          41,152         1,957           57          2,014
                           --------------  --------------  --------------  --------------  ------------ ------------  -------------

Expenses:
Selling general and admin:
Comp. for stock iss. for
 serv.                         1,588,410       1,588,410               -       1,588,410             -            -              -
Other                            507,694       1,248,074          74,455       1,322,529        32,177        5,200         37,377
Research and development         111,695         111,695          43,530         155,225             -            -              -
Impairment of goodwill                 -               -               -               -             -       97,997         97,997
                           --------------  --------------  --------------  --------------  ------------ ------------  -------------

   Total expenses              2,207,799       2,948,179         117,985       3,066,164        32,177      103,197        135,374
                           --------------  --------------  --------------  --------------  ------------ ------------  -------------

 Net loss                  $  (2,182,101)  $  (2,907,027)  $    (117,985)  $  (3,025,012)  $   (30,220) $  (103,140)  $   (133,360)
                           ==============  ==============  ==============  ==============  ============ ============  =============
 Net Loss per share
   - basic and diluted     $       (0.13)  $       (0.16)  $       (0.01)                  $         -  $         -
                           ==============  ==============  ==============                  ============ ============
 Weighted average
 shares outstanding.          16,263,491      18,447,765      11,125,000                    20,305,398   18,492,036
                           ==============  ==============  ==============                  ============ ============

  The accompanying notes are an integral part of these financial statements.

                           BALLISTIC VENTURES, INC.

                          FORMERLY whOOdoo.com, INC.

                         (a development stage company)

                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                                                          Deficit
                                                                                        accumulated
                                                                        Additional        during
                                                 Common Stock            paid-in        development
                                         ----------------------------
                                            Shares         Amount        capital           stage           Total
                                         -------------   -----------   -----------   ----------------  --------------
 Predecessor:

    Issuance of stock, April 9, 1999       11,125,000     $  11,125     $  (10,625     $          -     $        500


    Sale of stock                             428,500           429        136,271                -          136,700


    Net loss                                        -             -              -         (117,985)        (117,985)
                                         -------------   -----------   -----------   ----------------  --------------

    Balance, June 30, 1999                 11,553,500        11,554        125,646         (117,985)          19,215

    Issuance of common stock for

        services and cash                   1,590,000         1,590      1,588,410                -        1,590,000


    Sale of stock                              36,900            36         36,864                -           36,900


    Recapitalization                        6,062,498         6,062        751,609                -          757,671


    Exercise of warrants                      531,250           532        424,468                -          425,000


    Net loss                                        -             -              -       (2,907,027)      (2,907,027)
                                         -------------   -----------   -----------   ----------------  --------------

    Balance, May 31, 2000                  19,774,148     $  19,774     $2,926,997     $ (3,025,012)    $    (78,241)
                                         =============   ===========   ===========   ================  ==============

 Company:

    Reorganization                         19,774,148     $  19,774     $        -     $          -     $     19,774


    Exercise of warrants                      531,250           531         52,594                -           53,125


    Net loss                                        -             -              -         (103,140)        (103,140)
                                         -------------   -----------   -----------   ----------------  --------------

    Balance, June 30, 2000                 20,305,398        20,305         52,594         (103,140)         (30,241)


    Net loss                                        -             -              -          (30,220)         (30,220)
                                         -------------   -----------   -----------   ----------------  --------------

    Balance, March 31, 2001 (unaudited)    20,305,398     $  20,305     $   52,594     $   (133,360)    $    (60,461)
                                         =============   ===========   ===========   ================  ==============

 The accompanying notes are an integral part of these financial statements.

                            BALLISTIC VENTURES, INC

                          FORMERLY whOOdoo.com, INC.

                         (a develpment stage company)

                           STATEMENTS OF CASH FLOWS

                                                                              Predecessor
                                                       ------------------------------------------------------------
                                                       For the nine  For the eleven  April 9, 1999  April 9, 1999
                                                       months ended   months ended   (inception) to (inception) to
                                                         March 31,       May 31,         June 30,       May 31,
                                                           2000           2000            1999           2000
                                                       ------------  --------------  -------------- --------------
                                                        (unaudited)
 Cash flows from
 operating activities:

   Net loss                                             (2,182,101)    (2,907,027)      (117,985)    (3,025,012)
                                                       -----------   ------------    -----------    -----------
 Adjust. to recon. net loss to net
  cash provided (used) by
 by operat. Activities:
 Depreciation                                                8,170             --          1,907          1,907
 Issuance of stock for services                          1,588,410      1,594,628             --      1,594,628
 Impairment loss on equipment                                   --        137,090             --        137,090
 Write-off of intell. Activities                                --         59,838             --         59,838
 Changes in operat. assets and liab:
 Inc. in accts rec. and other assets                       (14,049)        (1,271)            --         (1,271)
 Accounts payable                                           23,723         31,397             --         31,397
                                                       -----------   ------------    -----------    -----------

  Total Adjustments                                      1,606,254      1,821,682          1,907      1,823,589
                                                       -----------   ------------    -----------    -----------

 Net cash used by operations                              (575,847)    (1,085,345)      (116,078)    (1,201,423)
                                                       -----------   ------------    -----------    -----------
 Cash flows provided
 from invest. activities:
 Purchase of property and equip                            (24,778)       (24,778)       (18,914)       (43,692)
 Purchase of a business                                   (129,382)      (129,382)            --       (129,382)
                                                       -----------   ------------    -----------    -----------
 Net cash used by
 invest. activities                                       (154,160)      (154,160)       (18,914)      (173,074)
                                                       -----------   ------------    -----------    -----------
 Cash flows from
 financing activities:
 Issuance of common stock                                  860,976      1,257,218        137,200      1,394,418
 Proceeds from loan payable                                     --         10,000             --         10,000
 Paymt of loan to related party                                 --         (8,000)            --         (8,000)
 Paymts on assumed line-of-credit                               --        (12,536)            --        (12,536)
                                                       -----------   ------------    -----------    -----------
 Net cash provid. by financing activities                  860,976      1,246,682        137,200      1,383,882
                                                       -----------   ------------    -----------    -----------

   Net increase in cash                                    130,969          7,177          2,208          9,385

  Cash at beginning of period                                2,208          2,208             --             --
                                                       -----------   ------------    -----------    -----------

 Cash at end of period                                 $   133,177   $      9,385    $     2,208    $     9,385
                                                       ===========   ============    ===========    ===========

 Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                             $        --   $         --    $        --    $        --
                                                       ===========   ============    ===========    ===========

  Income taxes                                         $        --   $         --    $        --    $        --
                                                       ===========   ============    ===========    ===========

 Supplemental non-cash financing activities:
 Short-term debt paid through issuance of stock        $   136,700   $    136,700    $        --    $   136,700
                                                       ===========   ============    ===========    ===========

                                                                               The Company
                                                            ------------------------------------------------
                                                            For the nine      For the one      June 1999
                                                            months ended      month ended    (inception) to
                                                              March 31,         June 30,       March 31,
                                                                2001             2000            2000
                                                            ------------      -----------    --------------
                                                             (unaudited)                       (unaudited)
Cash flows from
 operating activities:

   Net loss                                                    (30,220)        (103,140)          (133,360)
                                                              --------        ---------          ---------
 Adjust. to recon. net loss to net
  cash provided (used) by
 by operat. Activities:
 Depreciation                                                       --               --                 --
 Issuance of stock for services                                     --               --                 --
 Impairment loss on equipment                                       --           97,997             97,997
 Write-off of intell. Activities                                    --               --                 --
 Changes in operat. assets and liab:
 Inc. in accts rec. and other assets                             1,271               --              1,271
 Accounts payable                                              (53,259)         (12,379)           (65,638)
                                                              --------        ---------          ---------

  Total Adjustments                                            (51,988)          85,618             33,630
                                                              --------        ---------          ---------

 Net cash used by operations                                   (82,208)         (17,522)           (99,730)
                                                              --------        ---------          ---------
 Cash flows provided
 from invest. activities:
 Purchase of property and equip                                     --               --                 --
 Purchase of a business                                             --               --                 --
                                                              --------        ---------          ---------
 Net cash used by
 invest. activities                                                 --               --                 --
                                                              --------        ---------          ---------
 Cash flows from
 financing activities:
 Issuance of common stock                                           --           53,125             53,125
 Proceeds from loan payable                                     48,424               --             48,424
 Paymt of loan to related party
 Paymts on assumed line-of-credit                              (10,000)              --            (10,000)
                                                              --------        ---------          ---------

 Net cash provid. by financing activities                       38,424           53,125             91,549
                                                              --------        ---------          ---------

   Net increase in cash                                        (43,784)          35,603             (8,181)

  Cash at beginning of period                                   44,988            9,385              9,385
                                                              --------        ---------          ---------

 Cash at end of period                                        $  1,204        $  44,988          $   1,204
                                                              ========        =========          =========

 Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest                                                   $     --        $      --          $      --
                                                              =========       =========          =========

   Income taxes                                               $     --        $      --          $      --
                                                              =========       =========          =========

 Supplemental non-cash financing activities:
 Short-term debt paid through issuance of stock

   The accompanying notes are an integral part of these financial statements

                           BALLISTIC VENTURES, INC.
                         (a development stage company)
                         NOTES TO FINANCIAL STATEMENTS


1.       BUSINESS AND BASIS OF PRESENTATION

On July 17, 2000, whOOdoo.com, Inc., changed its name to Ballistic Ventures, Inc. (the "Company") . The Company was incorporated in Florida on June 17, 1997, as Greystone Credit, Inc. ("Greystone"). On August 4, 1999, Greystone acquired whOOdoo.com, Inc. ("whOOdoo Florida"), a Florida corporation, incorporated on April 9, 1999. At the same time, Greystone changed its state of incorporation to Delaware and its name to whOOdoo.com, Inc. At the time of the acquisition of whOOdoo Florida, Greystone had no operations or liabilities. The merger and recapitalization were accounted for as a reverse merger. As a result, the financial statements of the Company until May 31, 2000 are those of whOOdoo Florida. During this period Ballistic Ventures, Inc., Greystone Credit, Inc. and whOOdoo.com, Inc., collectively, are known as the "Predecessor".

On August 4, 1999, the Predecessor purchased the operating assets and assumed certain liabilities of BGS Southwest, Inc. ("BGS"). The purchase of BGS' assets has been treated as if a business was acquired, and accounted for as a purchase (see Note 4). Its operations are included in the Company's Statement of Operations commencing August 4, 1999. BGS continued in operation by restructuring itself as a management services company and operated separately from the Predecessor. BGS had a management services agreement with the Predecessor, until terminated in May 2000 (see Note 4).

While the Predecessor recorded limited revenue through web design and hosting, the Predecessor was in the development stage and its efforts through May 31, 2000, were principally devoted to organizational activities, raising capital and the development of its search engines.

Effective June 1, 2000, a change of control occurred and the Predecessor ceased all activities and operations. Currently, the Company is inactive. On June 1, 2000, the Predecessor, K2 Ventures, Inc. (the "Purchaser"), the former president, and former vice president and certain other stockholders entered into an Escrow Agreement (the "Escrow Agreement"). The Escrow Agreement provided that the former president would purchase certain assets of the Predecessor for $1.00. The former vice president would release the parties to the Escrow Agreement from any liability or claim he may have against the parties for past or future actions in exchange for the Predecessor's rights to certain software. The Purchaser would purchase 11,235,700 shares of the Company's outstanding common stock and assume the Predecessor's liabilities totaling approximately $89,000. The May 31, 2000 transaction has been treated as a purchase and accounted for under APB 16, "Business Combinations". The Escrow Agreement will be finalized when the Company completes a Form 14C filing with the Securities and Exchange Commission ("SEC") and distribution of the Form 14 C to stockholders.

                           BALLISTIC VENTURES, INC.,
                         (a development stage company)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impairment of long-lived assets - The Company and its Predecessor evaluate the recoverability of its property and equipment, and other assets in accordance with Statement of Financial Accounting Standards Board" ("SFAS") No.121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" ("SFAS 121"), which requires recognition of the impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which intangible assets relate. Because of a pending sale for total consideration of $1.00 (see Note 1), an impairment expense was recognized by the Predecessor during the eleven months ended May 31, 2000 (see Note 5).

Advertising costs - Advertising costs were $0, $0, and $40,248 for the twelve months ended June 30, 2001, the one month ended June 30, 2000, and the eleven months ended May 31, 2000. The costs were charged to operations as incurred.

Development costs - All costs relating to start up and development of the Internet search engine and related web sites were expensed as they occurred by the Predecessor.

Income tax - Income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based upon enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income (loss) per share - The Company accounts for earnings per share according to SFAS No. 128, "Earnings per Share" ("SFAS 128"), which requires presentation of basic and diluted earnings or loss per share. Earnings or loss per share is computed by dividing net income or loss by the weighted average number of shares outstanding during the period. For the periods applicable, warrants were excluded from the computation of net loss per share because inclusion would be anti-dilutive due to net operating losses.

Fair value of financial instruments - The carrying amounts reported in the balance sheet for cash, accounts payable and debt approximate fair value based on the short-term maturity of these instruments.

                           BALLISTIC VENTURES, INC.
                         (a development stage company)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which establishes standards for reporting business combinations entered into after June 30, 2001 and supercedes APB Opinion 16, "Business Combinations" and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS 141 requires that all business combinations be accounted for as purchase transactions.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes standards for financial accounting and reporting for intangible assets acquired individually or with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under SFAS 142. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets" and related interpretations. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 for its fiscal year commencing July 1, 2002, and the Company has not concluded the effect, if any, SFAS 142 will have on its financial statements.


3.       GOING CONCERN

The Predecessor and the Company were in the development stage through June 30, 2001. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

On May 31, 2000, the Predecessor discontinued all operations and the subsequent reorganized Company is inactive. As of June 30, 2001, the Company had a stockholders' deficit of $62,089 and a deficit accumulated during the development stage of $134,988. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plan to alleviate this issue is to raise capital and merge with a profitable operating company. The Company's continued existence is dependent upon management funding operations, locating and merging the Company into a profitable operating company and raising sufficient capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           BALLISTIC VENTURES, INC.
                         (a development stage company)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4.       CHANGE OF CONTROL

As previously described in Note 1, a change of control occurred effective June 1, 2000, which was accounted for under APB 16, "Business Combinations".

The following provides pro forma detail as if the June 1, 2000 change of control occurred as of July 1, 1999:

                                                           July 1, 1999
                                                                 to
                                                              May 31,
                                                               2000
                                                               ----

                   Revenue                                  $   2,400
                                                            =========

                   Net loss                                 $ (36,900)
                                                            =========

                   Net loss per share                       $   (0.00)
                                                            =========


5.       ACQUISITION OF BGS AND RELATED PARTY TRANSACTIONS

On August 4, 1999, the Predecessor purchased certain assets and prepaid expenses from BGS, a company controlled by the president of the Predecessor, for $100,000, plus the assumption of liabilities of $29,382. The acquisition was treated as a purchase transaction, since the Predecessor was not controlled by the president after its merger on August 4, 1999. Effective May 31, 2000, the president of the Predecessor entered into an agreement to repurchase these assets, and other assets acquired after August 4, 2000, for $1.00. The purchase will be finalized after completion of a Form 14C filing with the SEC and distribution of the Form 14C to stockholders.

In August 1999, the Company entered into a management agreement wherein BGS provided management services to the Predecessor. These services were for a term of 36 months for a monthly cost of $49,200, for up to 1,000,000 Internet impressions per month. For the eleven months ended May 31, 2000, BGS was paid approximately $393,600 by the Company. The agreement was terminated on May 31, 2000.


6.       PROPERTY AND EQUIPMENT

As part of the Escrow Agreement, certain property and equipment were sold to the president of the Predecessor, for $1.00 (see Note 1). The net book value of the equipment was $136,377. As of May 31, 2000, the Predecessor recorded a loss on the equipment of $136,376. Additionally, the Predecessor recorded a loss of $723 for property and equipment abandoned as of May 31, 2000 for a total of $137,099 (See Note 4).

Depreciation expense was $0, $0, and $5,616 for the twelve month period ended June 30, 2001, the one month ended June 30, 2000, and the eleven months ended May 31, 2000.

                           BALLISTIC VENTURES, INC.
                         (a development stage company)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7.       DEBT

On August 4, 1999, the Predecessor assumed a line-of-credit liability of $9,942 in connection with the acquisition of BGS' assets. All funds borrowed were repaid as of May 31, 2000, and the line of credit was terminated.

During April of 2000, the Predecessor borrowed $10,000 from a business. The loan was assumed by the Purchaser through the Agreement and was subsequently paid on July 31, 2000.

During the twelve months ended June 30, 2001, the Company borrowed $62,724 through an overdraft facility to fund operating expenses from a financial institution affiliated with the majority stockholder of the Company. Interest on the loan varied from 8.5% to 10% during the year ended June 30, 2001, and is payable on demand.


8.       STOCK AND WARRANT TRANSACTIONS

On July 21, 1999, whOOdoo Florida issued to certain employees and consultants 1,590,000 (post-recapitalization) shares of common stock for $1,590. The Predecessor recorded compensation expense of $1,588,410 for the difference between the fair market value of $1.00 and the $.001 par value.

On July 21, 1999, an individual purchased 10,000 shares of common stock and paid $1.00 per share. In September 1999, 20,500 common shares were sold by the Predecessor to individuals for $1.00 per share. During the first quarter of 2000, 6,400 shares of common stock were sold to employees for $252 and the difference between the market price and the sales price, $6,148, was expensed as compensation.

On August 24, 1999, as part of the recapitalization, Greystone sold, pursuant to a private placement offering, 1,062,500 shares of common stock at $.80 per share and issued 1,062,500 warrants at an exercise price of $.80 per share with an expiration date on November 22, 1999. The Predecessor received $757,671, net of offering costs of $92,329. The original stockholders of Greystone retained 4,999,998 shares of common stock of the Predecessor. Therefore, in the recapitalization, the stockholders of Greystone retained a total of 6,062,498 shares.

The expiration date of the above warrants was extended until July 21, 2000. 531,250 of the warrants were exercised during February of 2000, and the Predecessor received proceeds of $425,000. On May 25, 2000, the exercise price on the remaining 531,250 warrants was reduced to $.10 per share. The warrants were exercised on June 2, 2000, and the Company received proceeds of $53,125.

                           BALLISTIC VENTURES, INC..
                         (a development stage company)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


9.       LEASE COMMITMENTS

As part of the BGS transaction, the Predecessor assumed leases for an office facility and a vehicle for terms ranging from 14 months to three years. The Predecessor also signed an additional office lease on September 1, 1999 for additional space for a term of 14 months. On May 15, 2000, the Predecessor and the Company were released from any further obligation under the office lease for a payment of $1,962 and the forfeiture of its security deposit of $1,962. The Predecessor's president assumed the vehicle lease. Since June 1, 2000, the Company has maintained an office in the house of its president. The president does not charge the Company rent.

Rental expense was $0, $0, and $51,568 for the twelve months ended June 30, 2001, the one month ended June 30, 2000, and the eleven months ended May 31, 2000, respectively.


10.      INCOME TAXES

The Company had available at June 30, 2001 a net operating loss carryforwards for federal and state tax purposes of approximately $148,700, which could be applied against taxable income in subsequent years through 2021. The tax effect of the net operating loss is approximately $56,000 and $39,000 for the year ended June 30, 2001 and the one month ended June 30, 2000, respectively, and a full valuation allowance was recorded since realization is uncertain.

Reconciliation of the differences between income taxes computed at the federal and state statutory tax rates and the provision for income taxes for the twelve months ended June 30, 2001 and the one month ended June 30, 2000 are approximately as follows:

                                                                    June 30,           June 30,
                                                                      2001               2000
                                                                      ----               ----
   Income tax loss at federal statutory tax rate (34%)            $     50,600       $     35,000
   State tax carryforward, net of federal benefits (3.63%)               5,400              4,000
   Increase in valuation allowance                                     (56,000)           (39,000)
                                                                  ------------       ------------

   Provisions for taxes                                           $          -       $          -
                                                                  ============       ============

The Company's deferred tax assets are as follows:

                                                                    June 30,           June 30,
                                                                      2001               2000
                                                                      ----               ----

   Net operating loss carryforward                                $                  $     39,000
                                                                        56,000
   Valuation allowance                                                 (56,000)           (39,000)
                                                                  ------------       ------------

   Net deferred tax asset                                         $          -       $          -
                                                                  ============       ============

                                    PART I

Item 1. Description of Business.

BRIEF OVERVIEW
We were a development stage internet company which had developed and was in the process of refining a network of regional search engine Internet portals to provide the users access to more localized, relevant, and interest-specific information than they presently could obtain from the more established, large Internet search engine portals and to provide local businesses an opportunity to target these local users.

As of May 2000 it became apparent to the current management that the economic conditions were such that we would be unable to continue down the original business plan path which we had intended to pursue, and we would have to change our focus in order that we could maximize the value of the common stock and ultimately maximize shareholder value. We were unable to generate enough revenue to meet our day-to-day operating expenses and could not foresee to do so in the long run so we could in fact become a viable operation. Our working capital was limited and we could not raise any further financing under the market conditions, which prevailed at the time.

Because of these circumstances, our business has been discontinued and we are in the process of disposing our assets. Our plan is to acquire a new profitable business.

Reverse Acquisition: A reverse acquisition of a target business or company would be expected to involve a change of control of the Registrant, and the designation of new management. The financial statements of this Registrant would become largely unreflective of the true condition of the Registrant after such an acquisition. If required, shareholder approval would be solicited, pursuant to the laws of the State of Delaware, to approve the acquisition, change of control, and any material corporate changes incidental to the reorganization of this Registrant. In connection with any required solicitation of shareholder approval, whether or not proxies are solicited, the Registrant would provide shareholders with the fullest possible disclosure of all information material to shareholder consideration, and such disclosures would include audited financial statements of the target entity, if available. If shareholder approval is sought in advance of audited financial statements of an acquisition target, the authority of management to consummate any transaction would be contingent on a proper audit of the target meeting the criteria of any un-audited information relied upon by shareholders.

OUR HISTORY

On July 17, 2000, whOOdoo.com Inc., changed its name to Ballistic Ventures, Inc. We were incorporated in Florida on June 17, 1997, as Permastoprust (International), Inc., and changed our name to Greystone Credit Inc. ("Greystone") in June of 1999. On August 4, 1999 Greystone acquired whOOdoo.com, Inc.("whOOdoo Florida"), a Florida corporation, incorporated on April 9, 1999, in a share exchange. The exchange ratio in the whOOdoo (FL)-whOOdoo exchange was a one for one ratio, and the percentage of ownership that was acquired in the share exchange, by the whOOdoo Florida shareholders, was 59.4%. At the same time, Greystone changed its state of incorporation to Delaware and its name to whOOdoo.com, Inc. At the time of the acquisition of whOOdoo Florida, Greystone had no operations or liabilities. The merger and recapitalization was accounted for as a reverse merger. As a result, our financial statements of the Company, prior to June 1, 2000 are those of whOOdoo Florida. Collectively Ballistic Ventures, Inc., Greystone Credit, Inc. and whOOdoo.com, Inc., are known as "We", "Us", or "Our".

On August 4, 1999, immediately prior to the share exchange described in the preceding paragraph, whOOdoo Florida purchased all of the operating assets, prepaid expenses and intangibles, of BGS Southwest, Inc. for $100,000, plus the assumption of liabilities of $29,382. These assets included software licensing keys, software, office equipment, computer equipment, operating assets, prepaid expenses and intangibles. The assets purchased were recorded at $66,888, which was the predecessor costs since it was a related party transaction and included software licensing keys, software, office equipment and computer equipment. Additionally, prepaid rent of $2,656 and intellectual property of $59,838 was recorded. WhOOdOO Florida assumed $11,440 of accounts payable, a note payable of $8,000 and a line-of-credit of $9,942.

BGS, a Florida corporation organized on February 1, 1997, conducted business as WhOOdoo Studios and was controlled by our former president and chief executive officer, Mr. Paulo Mylla, and his wife. Based in Naples, Florida, BGS provided Internet solutions including website design and programming, website hosting and Internet consulting. BGS, through Whoodoo Studios, developed our initial search engine and the regional website concept. As part of the transaction on August 4, 1999, BGS sold substantially all of its assets to us, including all intellectual property regarding the search engines and regional websites.

Due to the change in business focus described above, Mr. Mylla resigned his position as President, Chief Executive Officer and Director and Mr. Eric Pinkney assumed the executive position of President and Secretary from Mr. Mylla in May of 2000.

Effective May 31, 2000, we ceased all activities and operations and are an inactive company. On that date, Ballistic Ventures, K2 Ventures, Inc. (the "Purchaser"), the former president, and former vice president and certain other stockholders (the "Other Stockholders") entered into an Escrow Agreement (the "Escrow Agreement"). K2 Ventures Inc., is domiciled in Bermuda and is owned 50% by Kevin Winters and 50% by Kevin Way, both residents of Bermuda. K2 Ventures Inc. was established to effect the purchase of 11,235,700 shares of common stock, from the former president, the former vice president and the other shareholders of the company.

The Escrow Agreement provides that the former president will purchase some of our assets from us for $1.00, the former vice president will release the parties to the Escrow Agreement from any liability or claim he may have against such parties for past or future actions in exchange for our rights known as "Post Offer", and the purchaser will purchase 11,235,700 shares of common stock from the former president, the former vice president and the other shareholders, and assume liabilities totaling approximately $89,000.

The assets that we are selling to the former president for $1.00, are as follows:

1) Customers
2) Software Licenses
3) Sites/Source Codes/Software
4) Office Equipment
5) Computer Equipment

The type of past or future action, which the former vice president will release Ballistic Ventures and K2 Ventures from is for wrongful dismissal. The former vice president initiated this legal action in April 2000, and the proceedings took place in the Circuit Court, 20th Jud. Circuit, Collier County, FL. Mr. Leith, the former vice president, sought damages equal to $165,000 (three times his base salary) and other unquantified damages.

The "rights" we are exchanging are for the property known as "Post Offer". "Post Offer" was an auction site, which the former vice president wished to potentially utilize in his future endeavors. The former vice president helped to develop this property.

The total consideration that K2 Ventures Inc. will provide for the purchase of the 11,235,700 shares of common stock is to assume the liabilities of the company in the amount of $89,000. K2 Ventures will not give any stock to our shareholders.

The Agreement will be completely consummated following the filing with the Securities and Exchange Commission, and distribution to our shareholders, of an

Information Statement on Form 14C regarding the disposition.

BUSINESS DEVELOPMENT

Dependence on Management. Ballistic Ventures is required to rely on management's skill, experience and judgment, both in regard to extreme selectivity, and in any final decision to pursue any particular business venture, as well as the form of business combination, should an agreement be reached at some point to acquire or combine.

There is no particular type of business or industry that we are concentrating on at this time. The management will look at any potential acquisition that will best serve the interests and will maximize shareholder value in the future. We will not confine our search for any particular business or business venture to any geographical area.

Our management, through their various business contacts, will search for potential business partners whom they feel are deemed to be likely targets for a business combination with the company. At this point in time, management is not seeking any third party to facilitate talks with potential targets. However, it is possible that in the future a third party may contact the current management with a merger candidate.

A material factor that management will consider before acquiring a business or entering into a business venture is that the new business must bring good management and strong corporate governance. The potential deal must be evaluated with the intent that shareholder value will be maximized in the future. Any acquisition will likely be financed by the issuance of our stock to the owners of the acquired entity.

OUR OPERATIONS

We currently operate out of Mr. Pinkney's office located at 1283 Crossfield Bend, Mississauga, Ontario, Canada. The leased premises, which were located at 1660 Trade Center Way, Naples, Florida, were vacated and an agreement was reached with the landlord to terminate the lease contract. There are currently no full-time employees, nor are there any plans to hire any.

ITEM 2.  PROPERTY

The registrant has no property and enjoys the non-exclusive use of office and telephone services of its President and Secretary. The registrant neither owns nor leases any real or personal property. Office services are currently provided without charge. Such costs are immaterial. The registrant may be billed for services such as copying and printing and major mailings.

ITEM 3.  LEGAL PROCEEDINGS

At the time the Escrow Agreement, described above in Item 1. Description of Business, was entered into between K2, Paulo Mylla and the other shareholders, Brian Leith, a former director, had a claim against whOOdoo.com(FL), Inc., whOOdoo.com, Inc.(DE), and BGS (SOUTHWEST FLORIDA) INC. for wrongful dismissal. The proceedings were instituted in April 2000, and took place in the Circuit Court, 20th Jud. Circuit, Collier County, FL. Mr. Leith sought damages equal to $165,000 (three times his base salary) and other unquantified damages. In accordance with the terms of the Escrow Agreement, Leith agreed to release Ballistic Ventures, Mylla, and certain other parties to the Escrow Agreement from any liability or claim that Leith may have against such parties for past or future actions and to seek dismissal of any actions currently pending and involving any parties to this Escrow Agreement in exchange for all rights to our property known as "Post Offer", as is, without supporting hardware. There was delivered and filed, in June 2000, with the court a notice of voluntary dismissal without prejudice against all defendants.



Item 4. Submission of Matters to a Vote of Security Holders

None
                                    Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

MARKET PRICES OF SECURITIES

Our common stock was approved for trading on the "pink sheets" on December 3, 1999 under the symbol WHOO. The symbol was changed to BLLV, after we changed our name to Ballistic Ventures, Inc., on July 14, 2000. The following table sets forth the prices as reported to us by the "pink sheets" trading information. The prices reflected are the High and Low closing bids, for each period as shown below.

                                                 HIGH         LOW
                                                 -----       -----
Year 2000 April     1 - June 30                  $.875       $.125
Year 2000 July      1 - September 30             $.015       $ .08
Year 2000 October   1 - December 31              $. 08       $ .04
Year 2001 January   1 - March 31                 $ .05       $ .04
Year 2001 April     1 - June 30                  $.000       $.000

As of August 31, 2001 there were approximately 529 beneficial holders of our common stock.

We have not paid dividends on our stock and we do not anticipate paying any dividends thereon in the foreseeable future.

Item 6. Management Discussion and Analysis or Plan of Operation

The following Management Discussion and Analysis or Plan of Operation is qualified by reference to and should be read in conjunction with, our Consolidated Financial Statements and the Notes thereto as set forth beginning on page F-1.

FORWARD-LOOKING STATEMENTS

This registration statement contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks outlined under this Item 1, Description of Business and elsewhere in this registration statement.

RISKS RELATING TO OPERATIONS

We do not have any business operations or assets and have no written or oral agreement for the acquisition of a business or asset at this time. We have neither a history of earnings nor have we paid dividends. We are unlikely to realize earnings or pay dividends in the immediate or foreseeable future.

There is no assurance that we will be able to identify acquisitions, which will be profitable. As of the date of this filing, we have not identified any potential business or assets for acquisition. Moreover, should we identify any assets or businesses and determine that an acquisition is warranted, we may not be able to finance the acquisition and additional funds may be required to meet such obligations.


Per Note 3 of the financial statements there is substantial doubt about our ability to continue as a going concern. Our existence is dependent upon management funding operations, locating and merging us into a profitable operating company and raising sufficient capital. At this point in time it is impossible to state an amount of additional funding which we believe would remove the going concern opinion, as the Company is inactive at this time.

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

The Company is inactive at this time. Operations during the year ended June 30, 2001 consisted of professional fees necessary to complete certain corporate filings. Operations for the year ended June 30, 2000 consisted of organizational activities, raising capital and the development of a search engine.

The Company was released from any further obligation under the office lease for a payment of $1,962 and the forfeiture of its security deposit of $1,962 in May 2000.

PLAN OF OPERATION

The Plan of Operations for Ballistic Ventures, Inc., is to ensure that we do not have outstanding liabilities, which have been incurred under the previous management team and under the original business operations. The current management team has undertaken to pay off all outstanding liabilities, and as of June 30, 2001, approximately $13,000 remained unpaid from the May 31, 2000 balance of $89,000. At the same time, the current management of the Company has undertaken to make certain filings with the Securities and Exchange Commission, including this 10-SB, the required quarterly reports on form 10QSB, the schedule 14C referred to in Item 1 above, to bring the company current with its reporting requirements. Once we have completed the required filings with the Securities and Exchange Commission, the current management team will seek to find a profitable project for our company.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have relied almost exclusively upon the sale of securities to finance our operations. The only exception is a small loan, from LOM Capital, who have undertaken to provide temporary financing to pay off the company's liabilities and any operating expenses in order to maintain the company in good standing with any vendors and to ensure that all reporting requirements are met. LOM Capital is domiciled in Bermuda and had provided financing under our original business plan.

The Company has minimal operating expenses, and management of the Company has a verbal commitment from LOM capital to provide the Company with adequate financing to continue to maintain the company. After the 10SB filing has been completed, management expects to take appropriate steps to obtain additional financing.

The company currently has no cash. LOM Capital has undertaken to pay all of the ongoing daily expenses on behalf of the company. Since LOM Capital has undertaken to pay all of the ongoing expenses of the company, we can continue operations until we find a suitable project. Both LOM Capital, and the current management of the company, understands that the process of finding a suitable project, may take up to twelve months or longer to complete.

LOM Capital has verbally committed to provide the company with an initial funding of $500,000. We do expect that within the next twelve months we will have to raise additional funds, and LOM Capital has verbally committed to raising these additional funds. At the present time, it is impossible to state how much additional financing is actually required, as it will depend upon the particular project.


Item 7. Financial Statements

The financial statements required in this Form 10-KSB are set forth beginning on page F-1

Item 8. Changes in and Disagreements With Accountants.

None


                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers

The following table provides important information concerning our directors, executive officers, and key employees as of June 30, 2001.

NAME                     AGE     POSITION
----                     ---     -------

Eric Pinkney             39      President, chief executive Officer and Director

William P. Dickie        57      Director

Eric Pinkney joined our board of director's in May 2000. From 1994 to July 2000, Mr. Pinkney had been the Chief Financial Officer of FMC Software Inc. (formerly SRG Software Inc.), of Toronto, Canada, a Software Engineering Company, which provided quality systems analysis, design and programming to primarily Fortune 500 and Fortune 1000 companies. Mr. Pinkney and his partners sold FMC Software to Financial Models Corporation, of Mississauga, Ontario, a publicly traded company listed on the Toronto Stock Exchange in March 1999. Mr. Pinkney holds a B.A. degree from the University of Guelph, majoring in Marketing, and has substantially completed his courses towards The Certified General Accountants program in Ontario. Mr. Pinkney also serves on the board of directors of several publicly listed companies. They are First Ecom.com, a company listed on the Nasdaq National Market(FECC/NASDAQ), Storage @ccess Technologies Inc., a company listed on the Canadian Ventures Exchange(SSP/CDNX).

William P. Dickey joined our board of directors in August 1999. Since 1983, Mr. Dickey has been vice president of Mid-North Engineering Services, Ltd., a company that provides administrative and consulting services to public and private companies ranging from accounting, corporate secretarial and office accommodations to financing, proposals and restructuring.

ITEM 10.  EXECUTIVE COMPENSATION

Provided is information with respect to compensation paid by us in the fiscal year ended June 30, 2000, to our chief executive officer and other officers whose compensation exceeded $100,000.

--------------------------------------------------------------------------------
ANNUAL COMPENSATION
--------------------------------------------------------------------------------
(a)                           (b)                      (c)       (d)
                                                            other annual
NAME AND PRINCIPAL POSITION     Year                   Salary    compensation
---------------------------     ----                   ------    ------------
Mr. Paulo Mylla                 For Fiscal Year        $0(1)     $5,379 (2)
Former President and            Ended June 30, 2000
chief executive officer
------------------------------------ -------------- ----------------------------

(1) Mr. Mylla did not receive a salary from us but received compensation from BGS Southwest Florida, Inc. as described below in Item 7. Mr. Mylla resigned, as an officer and director of Ballistic Ventures, on May 31, 2000.

(2) Represents lease payments on a Jeep Cherokee of $489.00 for the months of July 1999 through May 2000.

There is no present program of executive, or director compensation, and no plan or compensation is expected to be adopted or authorized until a suitable project is located and operations are launched, and revenues are achieved. Mr. Pinkney is not compensated directly for his time but is reimbursed for any direct expenses incurred on behalf of Ballistic Ventures. As of March 31, 2001, Mr. Pinkney has not been reimbursed for any direct expenses. Mr. Dickey devotes only insubstantial time to the affairs of Ballistic Ventures.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides certain information as of March 31, 2001 concerning the beneficial ownership of our common stock held by each director; each person known by us to be the beneficial owner of at least 5% of the Company's voting stock; and all executive officers and directors as a group.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                   PERCENT
                                   NAME AND ADDRESS                AMOUNT AND NATURE OF            SHARES
TITLE OF CLASS                    OF BENEFICIAL OWNER            BENEFICIAL OWNERSHIP (1)        OUTSTANDING
--------------                    -------------------            ------------------------        -----------
Common Stock                        K2 Ventures (2)                     11,235,700                  55.3%
                                    27 Reid Street,
                                    Hamilton, HM 11,
                                        Bermuda
----------------------          --------------------------         ------------------------       ----------
Common Stock                         Eric Pinkney
1283 Crossfield Bend                                                       Nil
Mississauga, Ontario
L5G 3P5
----------------------          --------------------------         ------------------------       ----------
Common Stock                       William P. Dickie
                                    21 Hilltop Road                      100,000                      *
                                   Toronto, Ontario
                                        M5H 2GP

All directors and executive officers of the Company
as a group (2 persons)                                                   100,000                      *

*represent less than 1% of
voting power
----------------------          --------------------------         ------------------------       ----------

(1) Beneficial ownership exists when a person has either the power to vote or sell our Common Stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all securities beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date whether upon the exercise of options or otherwise.

(2) K2 Ventures Inc., 27 Reid Street, Hamilton, HM 11, Bermuda. The sole director of this company is Brian Lines of Bermuda. Forstreet Nominees is 100% shareholder of K2 Ventures Inc. K2 Ventures was established in May 2000, in order to help facilitate the Escrow Agreement, which has been discussed previously in Item 1 above. K2 Ventures has purchased 11,235,700 shares from Paulo Mylla and certain other shareholders, and controls 55.3% of the outstanding common shares subject to terms of the Escrow Agreement.

Item 12. Certain Relationships and Related Transactions.

Unless otherwise clear from the context, all references to the number of shares of our subsidiary, whoodoo.com (FL), Inc., a Florida corporation, give effect to a 44,500-for-one stock split on July 16, 1999.

Prior to the share exchange by and between Greystone Credit, Inc. and whOOdoo.com, Inc. (whOOdoo Florida), Paulo Mylla and Brian Leith, President and Vice President, respectively of whOOdoo Florida, owned a combined total of 11,125,000 common shares or 84.6% of the total 13,153,500 shares outstanding. Paulo Mylla owned 8,595,000 common shares and Brian Leith owned 2,530,000 common shares. After the share exchange with Greystone Credit, Inc., Mr. Mylla and Mr. Leith continued to own 11,125,000 of the new total of 18,715,998 outstanding shares, or 59.4%.

On April 9, 1999, as its initial capitalization, whoodoo.com (FL), Inc. sold a total of 11,125,000 shares of common stock to its founders, and promoters, Mr. Paulo Mylla and Mr. Brian Leith, at par value of $.001 per share or for a total of $500. On July 21, 1999, whoodoo.com (FL), Inc. sold 1,590,000 shares of its common stock for par value of $.001 per share. These shares include 100,000 shares issued to Mr. William P. Dickie, a director, as a finder's fee relating to the May 5, 1999 sale of 428,500 shares of whoodoo.com (FL) Inc.'s common stock for $.35 per share.

On August 4, 1999, we purchased all of the operating assets, prepaid expenses and intangibles from BGS, a company owned by Mr. Paulo Mylla, for $100,000, plus the assumption of liabilities of $29,382. At the time of the reorganization, on August 4, 1999, we assumed BGS's line of credit with a bank, which was personally guaranteed by Mr. Mylla and his wife. The balance on the line of credit as of June 30, 1999 was $9,805, and was subsequently paid in full. We also assumed a note payable to Mr. Mylla in the amount of $8,000, which was subsequently paid. In August 1999, we entered into an agreement wherein BGS provided management services to us. These services were for a term of 36 months for a monthly cost of $49,200, for up to 1,000,000 Internet impressions per month. For the year ended June 30, 2000, BGS was paid approximately $393,600 by us. As of May 31, 2000, the agreement was terminated. It was through this agreement; Mr. Mylla received his compensation for services to the Company. Mr. Mylla received $12,100 as salary from BGS Southwest Florida, for the fiscal year ended June 30, 2000.

The share exchange contemplated in the Escrow Agreement, as described in Item 1,Description of Business, allowed K2 Ventures to acquire 11,235,700 common shares from Mr. Mylla and certain other shareholders. Mr. Mylla and certain other shareholders retained 229,300 common shares, while K2 Ventures acquired 11,235,700 common shares. The Escrow Agreement also allowed Mr. Mylla to

10SB12G/A . 11th Page of 28     TOC . 1st . Previous . Next . Bottom . Just 11th

purchase some of the assets from us for $1.00. The assets are comprised of the following:

1)  Ballistic Ventures clients.
2)  Software license keys.
3)  Software.
4)  Intellectual properties such as code, domain names and trademarks.
5)  Computer equipment.

The intellectual rights that we are selling to Mr. Mylla, are comprised of the following and are all of the intellectual property other than the property known as "Post Offer":

1) Sites/Source Code/Software for: whoodoo.com, Aqueous.com, whoomail.com and the Auction site.
2) Domain names: whoodoo.com, whoodoo.net, BGSSWF.net, ICSdev.net, whodo.com, whodo.net, Aqueous.com.
3) Trademarks: whoodoo.com logo, whoodoo.com name.

All of the proprietary and non-proprietary software is being sold to Mr. Mylla.

The Ballistic Ventures clients are also being sold to Mr. Mylla.

The software license keys are for the software that was used in the day-to-day operations of the company and also used in the development of the company's proprietary property. This would include, but not limited to, software such as, Microsoft Visual Studio, Microsoft Windows 98, Adobe Acrobat, Visio 2000 and other associated software.

The Escrow Agreement contemplates that the former President and CEO can acquire for $1 from Ballistic Ventures, the assets as described above in Item 1, Description of Business, Our History. The agreement is contingent upon the successful completion of the filing of this Form 10SB and a schedule 14c as described in Item 1 above, with the Securities and Exchange Commission. Ballistic Ventures and the former President and CEO entered into an Escrow Agreement on May 31, 2000, with respect to the transactions contemplated. The Escrow Agreement called for the resignations of all officers and directors of Ballistic Ventures, and Mr. Mylla, Mr. Leith and Other shareholders had to deliver to the Escrow Agent certificates representing 10,545,000 shares of common stock of the seller(Ballistic Ventures) with medallion guaranteed endorsements and all requisite stock powers, necessary to effectuate the transfer of the said stock pursuant to the Escrow Agreement. Once the form 10SB and 14c filings have been completed, the transactions will be executed.

"Post Offer" was an auction site, similar to that of the auction site known as "e-bay". The former Vice-President, Brian Leith, agreed to release Ballistic Ventures, Paulo Mylla, and K2 Ventures from past or future action, with regards to his wrongful dismissal lawsuit. The former vice president initiated this legal action in April 2000, and the proceedings took place in the Circuit Court, 20th Jud. Circuit, Collier County, FL. Mr. Leith, the former vice president, sought damages equal to $165,000 (three times his base salary) and other unquantified damages.

The table shown below, details the number of shares of Ballistic Ventures, which each related party to the Escrow Agreement had prior to entering into the escrow agrement, the number of shares which they have after entering into the escrow agreement, and the number of shares which were sold to K2 Ventures.

Common shares held by                                  Common shares held
related parties before        Number of shares         by related parties
Escrow Agreement              sold to K2 Ventures      after Escrow Agreement
----------------              -------------------      ----------------------

Paulo Mylla        8,595,000            8,423,100                 171,900

Ernest Sittenfield   200,000              196,000                   4,000

Kevin Casey          100,000               98,000                   2,000

Sharon Snew           30,000               29,400                     600

Stephanie Pera        10,000                9,800                     200

Brian Leith        2,530,000            2,479,400                  50,600
                  ----------           ----------                 -------

                  11,465,000           11,235,700                 229,300

Mr. Pinkney has entered into a verbal agreement with K2 Ventures, that in return for no direct executive compensation, he is allowed to purchase from K2 Ventures 200,000 common shares of the company at a future point in time at $0.15 per share.


Item 13. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

Item 1. Index to Exhibits.

All exhibits set forth below are provided herewith.


2.1              Form of Certificate Incorporation of Ballistic Ventures, Inc.*
2.2              Form of Reorganization Agreement*
2.3              Form of Asset Purchase Agreement the Company and BGS*
4.1              Form of Warrants issued to investors*
4.2              Form of Warrants issued to equipment leasing company*
4.3              Form of Common Stock certificate*
10.1             Form of BGS Management Agreement with addendum*
10.2             Form of Equipment Management and Co-hosting Agreement*
10.3             Escrow agreement (filed with form 10sba)**
11.              Statement of computation of per share earnings*
21               Subsidiaries*
27               Financial Data Schedule*

*filed with original 10SB on February 11, 2000, under the name of whOOdoo.com, Inc.
** filed with 10SBA on April 10, 2001, under the name of Ballistic Ventures, Inc .

(b) Reports on Form 8-K.

none

                                  SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

August 31, 2001                               Ballistic Ventures, Inc.

                                             By: /s/ Eric Pinkney
                                             ---------------------------------
                                              Eric Pinkney, President