Form 10QSB
period 2001-09-30
WHOODOO COM INC
filed 2001-11-19
CIK 1104594

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2001

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____ to ______

                         Commission file number 0-29463

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

         Yes (X) No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 12, 2001 the registrant had issued and outstanding 20,305,398 shares of common stock. Transitional Small Business Disclosure Format (check one);

         Yes ( ) No (x)

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------
Condensed Balance Sheet at
September 30, 2001 (unaudited)                                           2

Condensed Statements of Operations
for the Three Months ended September 30, 2001
and 2000 and June 1, 2000 (inception)
to September 30, 2002 (unaudited)                                        3

Condensed Statements of Cash Flow
for the Three months ended September 30, 2001
and 2000 and June 1, 2000 (inception)
to September 30, 2002 (unaudited)                                        4

Notes to the Condensed Financial
Statements (Unaudited)                                                   5

--------------------------------------------------------------------------------

                            BALLISTIC VENTURES, INC.
                          (a development stage company)
                                  BALANCE SHEET
                                   (Unaudited)

ASSETS                                                                    September 30,
                                                                              2001
                                                                          ------------
       Current Assets
             Cash                                                           $     143
              Prepaid expense                                                   2,500
                                                                            ---------

                  Total current assets                                      $   2,643
                                                                            =========



LIABILITIES AND STOCKHOLDERS' DEFICIT

       Current liabilities:
              Accounts payable                                              $   1,500
              Loan payable due related party                                   68,402
                                                                            ---------

                  Total current liabilities                                    69,902
                                                                            ---------


       Stockholders' deficit:
             Common stock, $.001 par value, 50,000,000 shares authorized,
                  20,305,398 shares issued and outstanding                     20,305
             Additional paid-in capital                                        52,594
             Deficit accumulated during the development stage                (140,158)
                                                                            ---------

                  Total stockholders' deficit                                 (67,259)
                                                                            ---------

                                                                            $   2,643
                                                                            =========

    The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------------------

                            BALLISTIC VENTURES, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the three   For the three    June 1, 2000
                                               months ended    months ended    (inception) to
                                               September 30,   September 30,   September 30,
                                                   2001            2000            2001
                                               ------------    ------------    ------------
Revenue                                        $         --    $         --    $         --
Miscellaneous income                                      _              22           2,298
                                               ------------    ------------    ------------

Total revenue                                            --              22           2,298
                                               ------------    ------------    ------------
Selling, general and administrative expenses          5,170           9,190          44,459
Impairment of goodwill                                   --              --          97,997
                                               ------------    ------------    ------------

Total expenses                                        5,170           9,190         142,456
                                               ------------    ------------    ------------


Net loss                                       $     (5,170)   $     (9,168)   $   (140,158)
                                               ============    ============    ------------


Net loss per share, basic and fully diluted    $      (0.00)   $      (0.00)
                                               ============    ============

Weighted average shares outstanding              20,305,398      20,278,498
                                               ============    ============

    The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------------------

                            BALLISTIC VENTURES, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    For the three    For the three      June 1, 2000
                                                    months ended     months ended    (date of inception)
                                                    September 30,    September 30,     to September 30,
                                                        2001              2000              2001
                                                    -------------    -------------    -----------------
Cash flows from operating activities:
Net loss                                            $      (5,170)   $      (9,168)   $        (140,158)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:

      Impairment loss on goodwill                              --               --               97,997
      Changes in assets and liabilities
        Accounts receivable and other assets                   --            1,271                1,271
        Accounts payable                                     (523)         (53,259)             (79,879)
                                                    -------------    -------------    -----------------

     Net cash used in operations                           (5,693)         (61,156)            (120,769)
                                                    -------------    -------------    -----------------


Cash flows from financing activities:
       Issuance of common stock                                --               --               53,125
       Proceeds from loan payable                           5,678           27,439               68,402
       Payments on short term debt                             --          (10,000)             (10,000)
                                                    -------------    -------------    -----------------

     Net cash provided by financing activities              5,678           17,439              111,527
                                                    -------------    -------------    -----------------

Net increase (decrease) in cash                               (15)         (43,717)              (9,242)

Cash at beginning of period                                   158           44,988                9,385
                                                    -------------    -------------    -----------------

Cash at end of period                               $         143    $       1,271    $             143
                                                    =============    =============    -----------------

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest        $          --    $          --    $              --
                                                    =============    =============    -----------------
    Cash paid during the period for taxes           $          --    $          --    $              --
                                                    =============    =============    -----------------

    The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------------------

                            BALLISTIC VENTURES, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2001

Note 1 - Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

         For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2001 as filed with the Securities and Exchange Commission.

Note 2 - Going Concern

         The Company was in the development stage through September 30, 2001. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

On May 31, 2000, the predecessor of the Company discontinued all operations and the subsequent reorganized Company is inactive. As of September 30, 2001, the Company had a stockholders' deficit of $67,259 and a deficit accumulated during the development stage of $140,158. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

--------------------------------------------------------------------------------

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

Introduction

For the fiscal year ended June 30, 2001, our auditors in Note 3, of the Financial Statements, have noted that there is substantial doubt about our ability to continue as a going concern. Our existence is dependent upon management funding operations, locating and merging us into a profitable operating company and raising sufficient capital. At this point in time it is impossible to state an amount of additional funding which we believe would remove the going concern opinion, as the Company is inactive.

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

Our prospects for the future, rest with our management team, and their ability to find a profitable business venture which can utilize our "shell" company.

We are proactive in reviewing potential projects that could potentially be a good fit for us. This process does not have a defined time period, other than the process will begin once all of the filings with the Securities and Exchange Commission ("SEC") have been completed.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

The Company is inactive at this time. Operational expenses during the three months ended September 30, 2001 and 2000 consisted primarily of professional fees necessary to complete certain corporate filings with the SEC.

PLAN OF OPERATION

Our Plan of Operations is to complete certain filings with the SEC. Once we have completed the required filings we will seek to find a profitable acquisition for our Company.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have relied almost exclusively upon the sale of securities to finance our operations. The only exception is a small loan, from Lines Overseas Management (Bermuda) Limited ("LOM"), a related party. LOM has provided temporary financing to pay off the Company's liabilities outstanding at June 1, 2000, and any subsequent

                                       6
--------------------------------------------------------------------------------
operating expenses. LOM is domiciled in Bermuda and had provided financing under our original business plan.

The Company has minimal operating expenses, and we have a verbal commitment from LOM to provide us with adequate financing to continue to maintain the Company until a merger is arranged.

The Company currently has no cash. LOM has paid all of the ongoing daily expenses of the Company. Since LOM has undertaken to pay all of the ongoing expenses of the Company, we can continue operations until we find a suitable acquisition. Both LOM and current management of the Company, understand that the process of finding a suitable acquisition, may take up to twelve months or longer to complete.

LOM has verbally committed to provide us with initial funding of $500,000. We do expect that within the next twelve months we will have to raise additional funds, and LOM has verbally committed to raise these additional funds. At the present time, it is impossible to state how much additional financing is actually required, as it will depend upon the particular acquisition.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         None.

Item 2. Changes in Securities.

         None

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

         None


Item 6. Exhibits and Report on Form 8-K.

         (a)      Exhibits.

         (b)   Reports on Form 8-K.

         During the three months ended September 30, 2001 the Company did not file any reports on Form 8-K.

                                       7
--------------------------------------------------------------------------------

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Ballistic Ventures, Inc.

Date: November 15, 2001                    By: /s/ Eric Pinkney
                                              ---------------------
                                              Eric Pinkney,
                                              President

                                       8

--------------------------------------------------------------------------------