Form 10KSB/A
period 2001-06-30
BALLISTIC VENTURES INC
filed 2003-04-17
CIK 1104594

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                         Amendment No. 1 to Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

                         Commission file number 0-29463

              Ballistic Ventures Inc. (formerly Whoodoo.com, Inc.)
              ----------------------------------------------------
                 (Name of Small Business issuer in its charter)

                             Delaware                                                    81-0392750
                             --------                                                    ----------
   (State or Other Jurisdiction of Incorporation or Organization)                       (IRS Employer
                                                                                   Identification Number)

        100 Adalaide Street West, Toronto, Ontario Canada                                  M5H 1S3
        --------------------------------------------------                                 -------
             (Address of Principal Executive Offices)                                    (Zip Code)

         Issuer's Telephone Number, Including Area Code: (416) 366-2856
                                                        ---------------
                                ________________
        Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock,$.001 par value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_
          -

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the issuer's common stock, $.0001 par value, held by non-affiliates was approximately $453,485.

On August 31, 2001, there were 20,305,398 shares of the issuer's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Purpose of filing: The original filing inadvertently included the financial statements for the nine months ended March 31, 2001 instead of for the year ended June 30, 2001. The correct notes were originally filed and thus there have been no changes to the notes. The correct financial statements are included in this Amendment.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                BALLISTIC VENTURES INC.

Date: April 17, 2003                            By:  /s/ Devi Johal
                                                    ----------------------------
                                                     Secretary

                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

     I, Richard King, the Chairman of Ballistic Ventures, Inc., a Delaware corporation (the "Registrant"), certify that:

     1. I have reviewed this amended annual report on Form 10-KSB/A for the fiscal year ended June 30, 2001, of the Registrant (the "Report").

     2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

     3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.


/s/ Richard King
----------------
Name:  Richard King
Title: Chairman

                  CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER

I, Devi Johal, the Secretary and acting Chief Financial Officer of the Registrant, certify that:

     1. I have reviewed this amended annual report on Form 10-KSB/A for the fiscal year ended June 30, 2001, of the Registrant (the "Report").

     2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

     3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

        /s/ Devi Johal
------------------------------
Name:   Devi Johal
Title: Secretary and acting as Financial Officer

                            BALLISTIC VENTURES, INC.
                          (a development stage company)
                                 BALANCE SHEETS
                                  JUNE 30, 2001

ASSETS

     Current assets:
         Cash                                                                   $       158
         Prepaid expense                                                              2,500
                                                                               -------------

     Total current assets                                                       $     2,658
                                                                               =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                                      $     2,023
     Loan payable due related party                                                  62,724
                                                                               -------------

         Total current liabilities                                                   64,747
                                                                               -------------
Stockholders' deficit:
     Common stock, $.001 par value, 50,000,000 shares
         authorized: 20,305,398 shares issued and outstanding                        20,305
     Additional paid-in capital                                                      52,594
     Deficit accumulated during development stage                                  (134,988)
                                                                               -------------

         Total stockholders' deficit                                            $   (62,089)
                                                                               -------------

                                                                                $     2,658
                                                                               =============

   The accompanying notes are an integral part of these financial statements.

                            BALLISTIC VENTURES, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS

                                                                Predecessor                              The Company
                                                   --------------------------------     --------------------------------------------
                                                   For the eleven    April 9, 1999      For the year   For the one     June 1, 2000
                                                    months ended    (inception) to          ended      month ended    (inception) to
                                                       May 31,          May 31,           June 30,       June 30,         June 30,
                                                         2000             2000              2001           2000             2001
                                                   --------------   ---------------     ------------   ------------   --------------
Revenue:
  Sales                                            $      39,975    $       39,975      $         -    $         -    $           -
  Miscellaneous income                                     1,177             1,177            2,241             57            2,298
                                                   --------------   ---------------     ------------   ------------   --------------

    Total revenue                                         41,152            41,152            2,241             57            2,298
                                                   --------------   ---------------     ------------   ------------   --------------

Expenses:
  Selling general and administrative:
     Compensation for stock issued for services        1,588,410         1,588,410                -              -                -
     Other                                             1,248,074         1,322,529           34,089          5,200           39,289
  Research and development                               111,695           155,225                -              -                -
  Impairment of goodwill                                       -                 -                -         97,997           97,997
                                                   --------------   ---------------     ------------   ------------   --------------

    Total expenses                                     2,948,179         3,066,164           34,089        103,197          137,286
                                                   --------------   ---------------     ------------   ------------   --------------

Net loss                                           $  (2,907,027)   $   (3,025,012)     $   (31,848)   $  (103,140)   $    (134,988)
                                                   ==============   ===============     ============   ============  ==============

Net loss per share - basic and diluted             $       (0.16)                       $         -    $         -
                                                   ==============                       ============   ============

Weighted average shares outstanding                   18,447,765                         20,305,398     18,492,036
                                                   ==============                       ============   ============

   The accompanying notes are an integral part of these financial statements.

                            BALLISTIC VENTURES, INC.
                          (a development stage company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                                                                     Deficit
                                                                                                   accumulated
                                                                                  Additional          during
                                                        Common Stock               paid-in         development
                                               ------------------------------
                                                   Shares          Amount          capital            stage             Total
                                               --------------  --------------   --------------    --------------    --------------
Predecessor:
 Balance, July 1, 1999                            11,553,500     $    11,554      $   125,646       $  (117,985)      $    19,215

 Issuance of common stock for
   services and cash                               1,590,000           1,590        1,588,410                 -         1,590,000

 Sale of stock                                        36,900              36           36,864                 -            36,900

 Recapitalization                                  6,062,498           6,062          751,609                 -           757,671

 Exercise of warrants                                531,250             532          424,468                 -           425,000

 Net loss                                                  -               -                -        (2,907,027)       (2,907,027)
                                               --------------  --------------   --------------    --------------    --------------

 Balance, May 31, 2000                            19,774,148     $    19,774      $ 2,926,997       $(3,025,012)      $   (78,241)
                                               ==============  ==============   ==============    ==============    ==============

Company:
 Reorganization                                   19,774,148     $    19,774      $         -       $         -       $    19,774

 Exercise of warrants                                531,250             531           52,594                              53,125

 Net loss                                                  -               -                -          (103,140)         (103,140)
                                               --------------  --------------  ---------------    --------------    --------------

 Balance, June 30, 2000                           20,305,398          20,305           52,594          (103,140)          (30,241)

 Net loss                                                  -               -                -           (31,848)          (31,848)
                                               --------------  --------------  ---------------    --------------    --------------

 Balance, June 30, 2001                           20,305,398     $    20,305      $    52,594       $  (134,988)      $   (62,089)
                                               ==============  ==============  ===============    ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                             BALLISTIC VENTURES, INC
                          (a develpment stage company)
                            STATEMENTS OF CASH FLOWS

                                                                                     Predecessor
                                                                       -------------------------------------
                                                                          For the eleven     April 9, 1999
                                                                          months ended       (inception) to
                                                                              May 31,           May 31,
                                                                               2000              2000
                                                                         -----------------------------------
Cash flows from operating activities:
   Net loss                                                                  $ (2,907,027)     $ (3,025,012)
                                                                         -----------------  ----------------
    Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
       Depreciation                                                                     -             1,907
       Issuance of stock for services                                           1,594,628         1,594,628
       Impairment loss on equipment                                               137,090           137,090
       Impairment loss on goodwill                                                      -                 -
       Write-off of intellectual activities                                        59,838            59,838
       Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable                               (1,271)           (1,271)
          Increase in prepaid expenses                                                  -                 -
          Increase (decrease) in accounts payable                                  31,397            31,397
                                                                         -----------------  ----------------

           Total Adjustments                                                    1,821,682         1,823,589
                                                                         -----------------  ----------------

          Net cash used by operations                                          (1,085,345)       (1,201,423)
                                                                         -----------------  ----------------

Cash flows from investing activities:
          Purchase of property and equipment                                      (24,778)          (43,692)
          Purchase of a business                                                 (129,382)         (129,382)
                                                                         -----------------  ----------------

           Net cash used by investing activities                                 (154,160)         (173,074)
                                                                         -----------------  ----------------

Cash flows from financing activities:
          Issuance of common stock                                              1,257,218         1,394,418
          Proceeds from loan payable                                               10,000            10,000
          Payment of loan payable                                                 (20,536)          (20,536)
                                                                         -----------------  ----------------

              Net cash provided by financing activities                      $  1,246,682      $  1,383,882
                                                                         -----------------  ----------------

                                                                                            The Company
                                                                       ------------------------------------------------------
                                                                         For the year       For the one       June 1, 2000
                                                                            ended          month ended       (inception) to
                                                                           June 30,          June 30,           June 30,
                                                                            2001               2000               2001
                                                                       ----------------  -----------------  -----------------
Cash flows from operating activities:
   Net loss                                                               $    (31,848)     $    (103,140)      $   (134,988)
                                                                       ----------------  -----------------  -----------------
    Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
       Depreciation                                                                  -                  -                  -
       Issuance of stock for services                                                -                  -                  -
       Impairment loss on equipment                                                  -                  -                  -
       Impairment loss on goodwill                                                   -             97,997             97,997
       Write-off of intellectual activities                                          -                  -                  -
       Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable                             1,271                  -              1,271
          Increase in prepaid expenses                                          (2,500)                 -             (2,500)
          Increase (decrease) in accounts payable                              (64,477)           (12,379)           (76,856)
                                                                       ----------------  -----------------  -----------------

           Total Adjustments                                                   (65,706)            85,618             19,912
                                                                       ----------------  -----------------  -----------------

          Net cash used by operations                                          (97,554)           (17,522)          (115,076)
                                                                       ----------------  -----------------  -----------------

Cash flows from investing activities:
          Purchase of property and equipment                                         -                  -                  -
          Purchase of a business                                                     -                  -                  -
                                                                       ----------------  -----------------  -----------------

           Net cash used by investing activities                                     -                  -                  -
                                                                       ----------------  -----------------  -----------------

Cash flows from financing activities:
          Issuance of common stock                                                   -             53,125             53,125
          Proceeds from loan payable                                            62,724                  -             62,724
          Payment of loan payable                                              (10,000)                 -            (10,000)
                                                                       ----------------  -----------------  -----------------

              Net cash provided by financing activities                   $     52,724      $      53,125       $    105,849
                                                                       ----------------  -----------------  -----------------

   The accompanying notes are an integral part of these financial statements.

                             BALLISTIC VENTURES, INC
                          (a develpment stage company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     The Company
                                                ---------------------------------   -----------------------------------------------
                                                 For the eleven    April 9, 1999     For the year    For the one     June 1, 2000
                                                  months ended    (inception) to       ended         month ended    (inception) to
                                                     May 31,          May 31,          June 30,          June 30,       June 30,
                                                      2000             2000             2001               2000           2001
                                                ---------------------------------   --------------  --------------  ---------------
        Net increase (decrease) in cash           $      7,177     $       9,385      $   (44,830)    $    35,603     $     (9,227)

        Cash at beginning of period                      2,208                 -           44,988           9,385            9,385
                                                ---------------  ----------------   --------------  --------------  ---------------

        Cash at end of period                          $ 9,385     $       9,385      $       158     $    44,988     $        158
                                                ===============  ================   ==============  ==============  ===============

Supplemental disclosure of cash flow
        information:
    Cash paid during the period for:

        Interest                                  $          -     $           -      $         -     $         -     $          -
                                                ===============  ================   ==============  ==============  ===============
        Income taxes                              $          -     $           -      $         -     $         -     $          -
                                                ===============  ================   ==============  ==============  ===============

Supplemental non-cash financing activities:

    Short-term debt paid through issuance
        of stock                                  $    136,700     $     136,700
                                                ===============  ================

   The accompanying notes are an integral part of these financial statements.