Form 10QSB
period 2001-12-31
BALLISTIC VENTURES INC
filed 2003-04-17
CIK 1104594

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 0-29463

Ballistic Ventures, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	51-0392750
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Adelaide Street West #1302, Toronto Canada M5H 1S3

(Address of principal executive offices)

416-366-2856

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of November 12, 2001 the registrant had issued and outstanding 20,305,398 shares of common stock. Transitional Small Business Disclosure Format (check one);    Yes  ☐  No  ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO CONDENSED FINANCIAL STATEMENTS

Page No.
Condensed Balance Sheet at December 31, 2001 (Unaudited)	2

Condensed Statements of Operations for the Three and Six Months ended December 31, 2001 and 2000 and June 1, 2000 (inception) to December 31, 2001(Unaudited)	3

Condensed Statements of Cash Flows for the Three and Six Months ended December 31, 2001 and 2000 and June 1, 2000 (inception) to December 31, 2001 (Unaudited)	5

Notes to the Condensed Financial Statements (Unaudited)	6

BALLISTIC VENTURES, INC.

(a development stage company)

CONDENSED BALANCE SHEET

(Unaudited)

December 31, 2001
ASSETS
Current Assets
Cash	$143
Prepaid expense	2,500

Total current assets	2,643

Total Assets	$2,643

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,500
Loan payable due related party	83,156

Total current liabilities	84,656

Stockholders’ deficit:
Common stock, $.001 par value, 50,000,000 shares authorized, 20,305,398 shares issued and outstanding	20,305
Additional paid-in capital	52,594
Deficit accumulated during the development stage	(154,912)

Total stockholders’ deficit	(82,013)

Total Liabilities and Stockholders’ Deficit	$2,643

The accompanying notes are an integral part of these financial statements

BALLISTIC VENTURES, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31, 2001	For the three months ended December 31, 2000	June 1, 2000 (inception) to December 31, 2001
Revenue	$—	$—	$—
Miscellaneous income	—	1,935	2,298

Total revenue	—	1,935	2,298

Selling, general and administrative expenses	14,754	13,591	59,213
Impairment of goodwill	—	—	97,997

Total expenses	14,754	13,591	157,210

Net loss	$(14,754)	$(11,656)	$(154,912)

Net loss per share, basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	20,305,398	20,305,398

The accompanying notes are an integral part of these financial statements

BALLISTIC VENTURES, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the six months ended December 31, 2001	For the six months ended December 31, 2000	June 1, 2000 (inception) to December 31, 2001
Revenue	$—	$—	$—
Miscellaneous income	—	1,957	2,298

Total revenue	—	1,957	2,298

Selling, general and administrative expenses	19,924	22,781	59,213
Impairment of goodwill	—	—	97,997

Total expenses	19,924	22,781	157,210

Net loss	$(19,924)	$(20,824)	$(154,912)

Net loss per share, basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	20,305,398	20,305,398

The accompanying notes are an integral part of these financial statements

BALLISTIC VENTURES, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended December 31, 2001	For the six months ended December 31, 2000	June 1, 2000 (date of inception) to December 31, 2001
Cash flows from operating activities:
Net loss	$(19,924)	$(20,824)	$(154,912)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment loss on goodwill	—	—	97,997
Changes in assets and liabilities
Decrease in accounts receivable and other assets	—	1,271	1,271
(Decrease) in accounts payable	(523)	(53,277)	(79,879)

Net cash used in operations	(20,447)	(72,830)	(135,523)

Cash flows from financing activities:
Issuance of common stock	—	—	53,125
Proceeds from loan payable	20,432	39,086	83,156
Payments on short term debt	—	(10,000)	(10,000)

Net cash provided by financing activities	20,432	29,086	126,281

Net (decrease) in cash	(15)	(43,744)	(9,242)
Cash at beginning of period	158	44,988	9,385

Cash at end of period	$143	$1,244	$143

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$—

Cash paid during the period for taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements

BALLISTIC VENTURES, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

December 31, 2001

Note 1 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended June 30, 2001 as filed with the Securities and Exchange Commission.

Note 2 – Going Concern

The Company was in the development stage through December 31, 2001. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

On May 31, 2000, the predecessor of the Company discontinued all operations and the subsequent reorganized Company is inactive. As of December 31, 2001, the Company had a stockholders’ deficit of $82,013 and a deficit accumulated during the development stage of $154,912. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plan to alleviate this issue is to raise capital and merge with a viable operating company. The Company’s continued existence is dependent upon management funding operations, locating and merging the Company into a viable operating company and raising sufficient capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2. Management’s Discussion and Analysis or Plan or Operation.

Forward-looking Statement and Information

The Company is including the following cautionary statement in this Form 10-QSB for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

Introduction

For the fiscal year ended June 30, 2001, the Company auditors in Note 3 of the Financial Statements, have noted that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s existence is dependent upon management funding operations, locating and merging us into a viable Operating company and raising sufficient capital. At this point in time it is impossible to state an amount of additional funding which we believe would remove the going concern opinion, as the Company is inactive.

The Company does not have any business operations or assets and have no written or oral agreement for the acquisition of a business or asset at this time. The Company does not have neither a history of earnings nor has it paid dividends. The Company is unlikely to realize earnings or pay dividends in the immediate or foreseeable future.

There is no assurance that the Company will be able to identify acquisitions, which will be profitable. As of the date of this filing, the Company has not identified any potential business or assets for acquisition. Moreover, should the Company identify any assets or businesses and determine that an acquisition is warranted, the Company may not be able to finance the acquisition and additional funds may be required to meet such obligations.

The Company’s prospects for the future, rest with its management team, and their ability to find a viable business venture which can utilize the “shell” company.

The company is proactive in reviewing potential projects that could potentially be a good fit for it.

THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000

The Company is inactive at this time. Operational expenses during the three and six months ended December 31, 2001 and 2000 consisted primarily of professional fees necessary to complete certain corporate filings with the SEC.

PLAN OF OPERATION

The Company intends to fund operations while locating and merging the Company into a viable operating entity and raising sufficient capital.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company is inactive, it has minimal operating expenses and limited liabilities. The Company’s largest liability is an overdraft demand loan of $83,156 from Lines Overseas Management Limited that is guaranteed by Largo Flight Limited, related parties, which will be paid off upon the completion of an acquisition transaction or on demand. However, the Company does expect that within the next twelve months that it will have to raise additional funds. In addition, there is no guarantee the company can raise addition funds in the future.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Report on Form 8-K.

(a) Exhibits.

No.	Description
27	Financial Data Schedule (Electronic filing only).

(b) Reports on Form 8-K.

During the three months ended December 31, 2001 the Company did not file any reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLISTIC VENTURES, INC.

Date: April 17, 2003	By:	/s/ DEVI JOHAL
Devi Johal, Secretary

CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

I, Richard King,the Chairman of Ballistic Ventures, Inc., a Delaware corporation (the “Registrant”), certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the fiscal quarter ended December 31, 2001, of the Registrant (the “Report”).

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

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared.

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Evaluation Date”); and

c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of the Registrant’s Board of Directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant” auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control.

The Registrant’s other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 16, 2003	/s/ RICHARD KING
	Name: Title:	Richard King Chairman

CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER

I, Devi Johal, Secretary and acting as Financial Officer of the Registrant, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the fiscal quarter ended December 31, 2001, of the Registrant (the “Report”).

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

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared.

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Evaluation Date”); and

c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of the Registrant’s Board of Directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant” auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control; and

The Registrant’s other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17, 2003	/s/ DEVI JOHAL
	Name:	Devi Johal
	Title:	Secretary and acting as Financial Officer