Form 10QSB
period 2002-03-31
BALLISTIC VENTURES INC
filed 2003-04-17
CIK 1104594

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

100 Adelaide Street West #1302, Toronto, Canada M5H 1S3

(Address of principal executive offices)

416-366-2856

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of October 15, 2002 the registrant had issued and outstanding 20,305,398 shares of common stock. Transitional Small Business Disclosure Format (check one);    Yes  ☐  No   ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO CONDENSED FINANCIAL STATEMENTS

Page No.
Condensed Balance Sheet at March 31, 2002 (Unaudited)	2

Condensed Statements of Operations for the Three and Nine Months ended March 31, 2002 and 2001 and June 1, 2000 (inception) to March 31, 2002 (Unaudited)	3

Condensed Statements of Cash Flows for the Three and Nine Months ended March 31, 2002 and 2001 and June 1, 2000 (inception) to March 31, 2002 (Unaudited)	5

Notes to the Condensed Financial Statements (Unaudited)	6

BALLISTIC VENTURES, INC.

(a development stage company)

CONDENSED BALANCE SHEET

(Unaudited)

March 31, 2002
ASSETS
Current assets
Cash	$143
Prepaid expense	2,500

Total current assets	2,643

Total assets	$2,643

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,500
Loan payable due to related party	$90,119

Total current liabilities	$91,619

Stockholders’ deficit:
Common stock, $.001 par value, 50,000,000 shares authorized, 20,305,398 shares issued and outstanding	20,305
Additional paid-in capital	52,594
Deficit accumulated during the development stage	(161,875)

Total stockholders’ deficit	(88,976)

Total liabilities and stockholders’ deficit	$2,643

The accompanying notes are an integral part of these financial statements

BALLISTIC VENTURES, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31, 2002	For the three months ended March 31, 2001	June 1, 2000 (inception) to March 31, 2002
Revenue	$—	$—	$—

Total revenue	—	—	—

Selling, general and administrative expenses	5,557	8,332	58,683
Impairment of goodwill	—	—	97,997

Total operating expenses	5,557	8,332	156,650

Operating loss	(5,557)	(8,332)	(156,650)

Other income (expense)
Miscellaneous income	—	—	2,298
Interest expense	(1,406)	(1,064)	(7,523)

	(1,406)	(1,064)	(5,225)

Net loss	$(6,963)	$(9,396)	$(161,875)

Net loss per share, basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	20,305,398	20,305,398

The accompanying notes are an integral part of these financial statements

BALLISTIC VENTURES, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the nine months ended March 31, 2002	For the nine months ended March 31, 2001	June 1, 2000 (inception) to March 31, 2002
Revenue	$—	$—	$—

Total revenue	—	—	—

Selling, general and administrative expenses	22,876	29,817	58,683
Impairment of goodwill	—	—	97,997

Total operating expenses	22,876	29,817	156,650

Operating loss	(22,876)	(29,817)	(156,650)

Other income (expense)
Miscellaneous income	—	1,957	2,298
Interest expense	(4,011)	(2,360)	(7,523)

	(4,011)	(403)	(5,225)

Net loss	$(26,887)	$(30,220)	$(161,875)

Net loss per share, basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	20,305,398	20,305,398

The accompanying notes are an integral part of these financial statements

BALLISTIC VENTURES, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine ended months March 31, 2002	For the nine months ended March 31, 2001	June 1, 2000 (date of inception) to March 31, 2002
Cash flows from operating activities:
Net loss	$(26,887)	$(30,220)	$(161,875)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment loss on goodwill	—	—	97,997
Changes in assets and liabilities
Decrease in accounts receivable and other assets	—	1,271	1,271
(Decrease) in accounts payable	(523)	(53,277)	(79,879)

Net cash used in operations	(27,410)	(82,226)	(142,486)

Cash flows from financing activities:
Issuance of common stock	—	—	53,125
Proceeds from loan payable	27,395	48,442	90,119
Payments on short term debt	—	(10,000)	(10,000)

Net cash provided by financing activities	27,395	38,442	133,244

Net (decrease) in cash	(15)	(43,784)	(9,242)
Cash at beginning of period	158	44,988	9,385

Cash at end of period	$143	$1,204	$143

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$—

Cash paid during the period for taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements

BALLISTIC VENTURES, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

March 31, 2002

Note 1 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended June 30, 2001 as filed with the Securities and Exchange Commission.

Note 2 – Going Concern

The Company was in the development stage through March 31, 2002. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

On May 31, 2000, the predecessor of the Company discontinued all operations and the subsequent reorganized Company is inactive. As of March 31, 2002, the Company had a stockholders’ deficit of $88,976 and a deficit accumulated during the development stage of $161,875. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Introduction

For the fiscal year ended June 30, 2001, the Company’s auditors in Note 3, of the Financial Statements, have noted that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s existence is dependent upon management funding operations, locating and merging us into a viable operating company and raising sufficient capital. At this point in time it is impossible to state an amount of additional funding which we believe would remove the going concern opinion, as the Company is inactive.

The Company does not have any business operations or assets and have no written or oral agreement for the acquisition of a business or asset at this time. The Company has neither a history of earnings nor has it paid dividends. The Company is unlikely to realize earnings or pay dividends in the immediate or foreseeable future.

There is no assurance that the Company will be able to identify acquisitions which will be profitable. As of the date of this filing, the Company has not identified any potential business or assets for acquisition. Moreover, should the Company identify any assets or businesses and determine that an acquisition is warranted, the Company may not be able to finance the acquisition and additional funds may be required to meet such obligations.

Our prospects for the future, rest with the management team, and their ability to find a viable business venture which can utilize our “shell” company.

The Company is proactive in reviewing potential projects that could potentially be a good fit for it.

THREE AND NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001

The Company is inactive at this time. Operational expenses during the three and nine months ended March 31, 2002 and 2001 consisted primarily of professional fees necessary to complete certain corporate filings with the SEC.

PLAN OF OPERATION

The Company intends to fund operations while locating and merging the Company into a viable operating entity and raising sufficient capital.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company is inactive, it has minimal operating expenses and limited liabilities. The Company’s largest liability is an overdraft demand loan of $90,119 from Lines Overseas Management Limited that is guaranteed by Largo Flight Limited related parties, which will be paid off upon the completion of an acquisition transaction or on demand. However, the Company does expect that within the next twelve months it will have to raise additional funds. In addition, there is not any guarantee that the company will be able to raise additional funds in the future.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Report on Form 8-K.

(a) Exhibits.

No.	Description
None

(b) Reports on Form 8-K.

During the three months ended March 31, 2002 the Company did not file any reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLISTIC VENTURES, INC.

Date: April 17, 2003	By:	/s/ DEVI JOHAL
Devi Johal, Secretary

CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

I, Richard King, the Chairman of Ballistic Ventures, Inc., a Delaware corporation (the “Registrant”), certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2002, of the Registrant (the “Report”).

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

CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER

I, Devi Johal, the Secretary and acting as Financial Officer of the Registrant, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2002, of the Registrant (the “Report”).

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