Form 10KSB
period 2003-06-30
BALLISTIC VENTURES INC
filed 2003-10-08
CIK 1104594

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

(x) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 For the fiscal year period ended June 30, 2002

OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

of incorporation or organization)

100 Adelaide Street West #1302, Toronto  Canada            M5H 1S3

--------------------------------------------------   -------------------

(Address of principal executive offices)

         (Zip Code)

                                  416-366-2856

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

                ---

Revenues for the most recent fiscal year: $0. Aggregate market value of the voting common stock held by non-affiliates:$211,635

As of September 19, 2003 the registrant had issued and outstanding 5,076,455 shares of common stock.  Effective on January 21, 2003, Ballistic Ventures, Inc. transacted a 4-to-1 reverse stock split and as a result the Company's 20,305,398 common shares outstanding became 5,076,455.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one);

Yes ( ) No (x)

                                     PART I

Item 1. Description of Business.

BRIEF OVERVIEW

The Company was a development stage internet company which had developed and was in the process of refining a network of regional search engine Internet portals to provide the users access to more localized, relevant, and interest-specific information than they presently could obtain from the more established, large

Internet search engine portals and to provide local businesses an opportunity to target these local users.

As of May 2000, it became apparent to management that the economic conditions were such that the Company would be unable to continue down the original business plan path which it had intended to pursue, and the Company would have to change its focus in order to maximize the value of the common stock and ultimately maximize shareholder value. The Company was unable to generate enough revenue to meet our day-to-day operating expenses and could not foresee doing so in the long run so it could in fact become a viable operation. The Company's working capital was limited and it could not raise any further financing under the market conditions, which prevailed at the time.

Because of these circumstances, the Company's business had been discontinued and it disposed of certain assets. The Company's plan is to acquire a new viable business which most likely will be via a reverse acquisition.

Reverse Acquisition: A reverse acquisition of a target business or company would be expected to involve a change of control of the Registrant, and the designation of new management. The financial statements of this Registrant would become largely unreflective of the true condition of the Registrant after such an acquisition. If required, shareholder approval would be solicited, pursuant to the laws of the State of Delaware, to approve the acquisition, change of control, and any material corporate changes incidental to the reorganization of the Registrant. In connection with any required solicitation of shareholder approval, whether or not proxies are solicited, the Registrant would provide shareholders with the fullest possible disclosure of all information material to shareholder consideration, and such disclosures would include audited financial statements of the target entity, if available.  If shareholder approval is sought in advance of audited financial statements of an acquisition target, the authority of management to consummate any transaction may be contingent on a proper audit of the target meeting the criteria of any un-audited information relied upon by shareholders.

OUR HISTORY

On July 17, 2000, whOOdoo.com Inc., changed its name to Ballistic Ventures, Inc.

The Company was incorporated in Florida on June 17, 1997, as Permastoprust

(International), Inc., and changed its name to Greystone Credit Inc.

("Greystone") in June of 1999. On August 4, 1999 Greystone acquired whOOdoo.com,

Inc.("whOOdoo Florida"), a Florida corporation, incorporated on April 9, 1999,

in a share exchange. The exchange ratio in the whOOdoo (FL)-whOOdoo exchange was a one for one ratio, and the percentage of ownership that was acquired in the share exchange, by the whOOdoo Florida shareholders, was 59.4%. At the same time, Greystone changed its state of incorporation to Delaware and its name to

whOOdoo.com, Inc. At the time of the acquisition of whOOdoo Florida, Greystone had no operations or liabilities. The merger and recapitalization was accounted for as a reverse merger. As a result, the Company's financial statements of the

Company, prior to June 1, 2000 are those of whOOdoo Florida. Collectively Ballistic

Ventures, Inc., Greystone Credit, Inc. and whOOdoo.com, Inc., are known as "We",

"Us", "Our" Or "Company".

On August 4, 1999, immediately prior to the share exchange described in the preceding paragraph, whOOdoo Florida purchased all of the operating assets,

prepaid expenses and intangibles, of BGS Southwest, Inc. for $100,000, plus the assumption of liabilities of $29,382. These assets included software licensing keys, software, office equipment, computer equipment, operating assets, prepaid expenses and intangibles. The assets purchased were recorded at $66,888, which was the predecessor costs since it was a related party transaction and included

software licensing keys, software, office equipment.   Additionally, prepaid rent

of $2,656 and intellectual property of $59,838 was recorded. WhOOdOO Florida assumed

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

Effective May 31, 2000, the Company ceased all activities and operations and became an inactive company. On that date, Ballistic Ventures, K2 Ventures, Inc. (the

"Purchaser"), the former president, and former vice president and certain other stockholders (the "Other Stockholders") entered into an Escrow Agreement (the

"Escrow Agreement").  K2 Ventures, Inc. was established to effect the purchase of 11,235,700 shares of common stock, from the former president, the former vice president and the other shareholders of the company.  The purchaser, K2 Ventures, Inc. was incorrectly documented in the prior Escrow Agreement dated May 31, 2000, Preliminary Information Statement dated

November 26, 2001 and other company filings such as Form 10KSB and 10KSB.  The correct name of the purchaser is K2 Ventures Ltd., also referenced as K2 Ventures Limited

The Escrow Agreement provided that the former president would purchase some of our assets from us for $1.00, the former vice president would release the parties to the Escrow Agreement from any liability or claim he may have against such parties for past or future actions in exchange for our rights known as "Post

Offer", and the purchaser would purchase 11,235,700 shares of common stock from the former president, the former vice president and the other shareholders, and assume liabilities totaling approximately $89,000.

The assets that the Company sold to the former president for $1.00, were as follows:

1) Customers

2) Software Licenses

3) Sites/Source Codes/Software

4) Office Equipment

5) Computer Equipment

The type of past or future action, which the former vice president released

Ballistic Ventures and K2 Ventures from is for wrongful dismissal. The former vice president had initiated legal action in April 2000, and the proceedings took place in the Circuit Court, 20th Jud. Circuit, Collier County, FL. Mr.

Leith, the former vice president, sought damages equal to $165,000 (three times his base salary) and other unquantified damages.

The "rights" were exchanged for the property known as "Post Offer". "Post

Offer" was an auction site, which the former vice president wished to potentially utilize in his future endeavors. The former vice president helped to develop this property.

The total consideration that K2 Ventures Ltd. provided for the purchase of the 11,235,700 shares of common stock is to assume the liabilities of the company in the amount of $89,000.

The Escrow Agreement was consummated in 2002 following the filing of a Form 14C with the Securities and Exchange Commission, and distribution of the Form 14C to the Company's shareholders.

Upon finalizing the Escrow Agreement and after the 4-to-1 reverse stock split on

January 21, 2003, K2 Ventures, Inc. was issued a Ballistic Ventures stock certificate for 2,808,925 shares (11,235,700 shares pre-reverse stock split).  On June 2, 2003,

K2 Ventures had the K2 Ventures, Inc. stock certificate cancelled and reissued to K2

Ventures, Ltd.  On September 12, 2003, K2 Ventures Ltd. transferred its holdings of 2,808,925 shares of common stock of Ballistic Ventures, Inc. whereas 1,404,463 shares were transferred to Kashmir Overseas Holdings, Ltd. and 1,404,462 shares were transferred to Monashee Limited. The transfers were to entities with the same beneficial ownership as K2 Ventures Ltd. and are being transferred without consideration and are accordingly not sales.

BUSINESS DEVELOPMENT

Dependence on Management. Ballistic Ventures is required to rely on management's skill, experience and judgment, both in regard to selectivity, and in any final decision to pursue any particular business venture, as well as the form of business combination, should an agreement be reached at some point to acquire or combine.

There is no particular type of business or industry that the Company is concentrating on at this time. The management will look at any potential acquisition that will best serve the interests and will maximize shareholder value in the future. The Company will not confine our search for any particular business or business venture to any geographical area.

The Company's management, through their various business contacts, will search for potential business partners whom they feel are deemed to be likely targets for a business combination with the company.

A material factor that management will consider before acquiring a business or entering into a business venture is that the new business must bring good management and strong corporate governance. The potential transaction must be evaluated with the intent that shareholder value will be maximized in the future. Any acquisition will likely be financed by the issuance of the Company's stock to the owners of the acquired entity.

OUR OPERATIONS

The Company currently operates out of 100 Adelaide Street West #1302, Toronto, Canada.

There are currently no full-time employees, nor are there plans to hire any.

ITEM 2.  PROPERTY

The registrant has no property and enjoys the non-exclusive use of office and telephone services of its Secretary. The registrant neither owns nor leases any real or personal property. Office services are currently provided without charge. Such costs are immaterial.

ITEM 3.  LEGAL PROCEEDINGS

None

Item 4. Submission of Matters to a Vote of Security Holders

None

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

MARKET PRICES OF SECURITIES

Our common stock was approved for trading on the "pink sheets" on December 3,

1999 under the symbol "WHOO".  The symbol was changed to "BLLV", after the Company  changed its name to Ballistic Ventures, Inc., on July 14, 2000.  As the result of a  4-to-1 reverse stock split that was effective on January 21, 2003, the Company's symbol was changed to "BLTV".  The following table sets forth the prices as reported to the Company by the "pink sheets" trading information. The prices reflected are the High and Low closing bids, for each period as shown below.

   HIGH            LOW

   -----           -----

Year 2000 July      1 - September 30         $.015           $ .08

Year 2000 October   1 - December  31         $.08            $ .04

Year 2001 January   1 - March 31             $.05            $ .04

Year 2001 April     1 - June 30              $.00            $ .00

Year 2001 July      1 - September 30         $.00            $ .00

Year 2001 October   1 - December  31         $.05            $ .00

Year 2002 January   1 - March 31             $.05            $ .05

Year 2002 April     1 - June 30              $.05            $ .05

As of September 19, 2003 there were approximately 525 beneficial holders of our common stock.

The Company has not paid dividends on our stock and it does not anticipate paying any dividends thereon in the foreseeable future.

Item 6. Management Discussion and Analysis or Plan of Operation

The following Management Discussion and Analysis or Plan of Operation is

qualified by reference to and should be read in conjunction with, our

Financial Statements and the Notes thereto as set forth beginning on page F-1.

FORWARD-LOOKING STATEMENTS

The Company is including the following cautionary statement in this Form 10-KSB for any forward-looking statements made by, or on behalf of, the Company.

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

Introduction

For the fiscal year ended June 30, 2002, the Company's auditors in Note 3, of the

Financial Statements, have noted that there is substantial doubt about the Company's ability to continue as a going concern. The Company's existence is dependent upon management funding operations, locating and merging the Company into a viable operating company and raising sufficient capital. At this point in time it is impossible to state an amount of additional funding which we believe would remove the going concern opinion, as the Company is inactive at this time.

The Company does not have any business operations or assets.  The Company has neither a history of earnings nor has it paid dividends. The Company is unlikely to realize earnings or pay dividends in the immediate or foreseeable future.

There is no assurance that the Company will be able to identify an acquisition which will be profitable.  The Company is actively exploring acquisition opportunities.  Moreover, should the Company identify any assets or businesses and determine that an acquisition is warranted, the Company may not be able to finance the acquisition and additional funds may be required to meet such obligations.

The Company's prospects for the future, rests with the Company's ability to find a viable business venture which can utilize the "shell" company.

The Company is proactive in reviewing potential projects that could potentially be a good fit for it.

YEAR ENDED JUNE 30, 2002 COMPARED TO THE YEAR ENDED JUNE 30, 2001

The Company is inactive at this time. Operational expenses during the years ended June 30, 2002 and 2001 of $33,423 and $30,577 consisted primarily of professional fees necessary to complete certain corporate filings with the SEC.

PLAN OF OPERATION

The Company intends to fund operations by loans or capital contributions from affiliates while locating and merging the Company into a viable operating entity and raising sufficient capital.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company is inactive, it has minimal operating expenses and limited liabilities.  As of June 30, 2002, the Company's largest liability was an overdraft demand loan of $94,852 from Lines Overseas Management Limited that is guaranteed by Largo Flight Limited, related parties. Lines Overseas Management Limited is a financial institution affiliated with the majority shareholder of the Company.

The Company does expect that it will have to raise additional funds.  In addition, there is no guarantee the Company can raise additional funds in the future.

The Company does not have any capital commitments.

Critical Accounting Policies

     Our accounting policies are fully described in Note 2 of the Notes to the Financial Statements.  As discussed in Note 2, the preparation of financial statements in conformity with accounting principles generally accepted in the United States. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimates, and such difference may be material to our financial statements. We believe that the following discussion addresses our Critical Accounting Policies.

Accounting for Contingencies - We accrue for contingencies in accordance with Statement of Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated.  Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimating the amount of probable loss.

We account for income taxes in accordance with SFAS No.109.  Since we are in the development stage our deferred tax assets are not expected to be utilized in the future.  We have provided a full valuation allowance against the assets.

Since the Company is in the development stage and is pursuing a merger with an operating entity, it is unknown what accounting policies it will need to apply.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141; "Business Combinations", which establishes standards for reporting business combinations, entered into after June 30, 2001 and supercedes APB Opinion 16, "Business Combinations" and FASB 38, "Accounting for Reacquisition Contingencies of Purchased Enterprises". SFAS requires that all business combinations be accounted for as purchase transactions.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("FASB 142"), which establishes standards for financial accounting and reporting for intangible assets acquired individually or with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under FASB 141.

FASB 142 supercedes APB Opinion 17, "Intangible Assets" and related interpretations. FASB 142 is effective for fiscal years beginning after December 15, 2001.  We will adopt FASB 142 on July 1, 2002, and we believe the effect of adopting this statement will not have a material impact on its financial position, results of operations, or cash flows.

In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") was issued, which establishes standards for reporting the obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs.  SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  We will adopt SFAS 143 on July 1, 2002, and we have concluded the effect of adopting SFAS 143 will not have any on our financial statements.

Item 7. Financial Statements

The financial statements required in this Form 10-KSB are set forth beginning on page F-1

Item 8. Changes in and Disagreements with Accountants.

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers

The following table provides important information concerning our directors,

executive officers, and key employees as of September 29, 2003.

NAME                     AGE    POSITION

----                     ---    --------

Richard King

        41

        Chairman

William P. Dickie         61    Chief Financial Officer, Director and Secretary

Eric Pinkney              41    Director

Devi Johal

        38

        Former Secretary

Eric Pinkney joined our board of director's in May 2000.  Since July 2000, Mr. Pinkney has been providing consulting services to troubled companies, and has worked in Asia, United States and Canada.   From 1994 to July 2000, Mr. Pinkney had been the Chief Financial Officer of FMC Software Inc. (formerly SRG Software Inc.), of Toronto, Canada, a Software Engineering Company, which provided quality systems analysis, design and programming to primarily Fortune 1000 companies. Mr. Pinkney and his partners sold FMC Software to Financial Models Corporation, of Mississauga, Ontario, a publicly traded company listed on the Toronto Stock Exchange in March 1999. Mr. Pinkney holds a B.A. degree from the University of Guelph, majoring in Marketing, and has substantially completed his courses towards The Certified General Accountants program in Ontario.  Mr. Pinkney holds an MBA from Lansbridge University, New Brunswick, Canada and a Masters of Management Degree from The American Graduate School of Management, Nashville, Tennessee. Mr. Pinkney has served on the Board of Directors of several publicly listed companies and currently is a director of Ballistic Ventures, Inc.

In April 2002, Mr. Pinkney stepped down from the position of President and Secretary but remains a director of the Company.

William P. Dickie has been a director of the Company since August 1999.  On September 3, 2003, Mr. Dickie was appointed the secretary and Chief Financial Officer of Ballistic Ventures, Inc.  Since 1983, Mr. Dickie has been vice president of Mid-North Engineering Services, Ltd., a company that provides administrative and consulting services to junior public and private companies ranging from accounting, corporate secretarial and office accommodations to financing, proposals and restructuring.

On August 16, 2002, the Company's Board of Directors elected Richard King the Company's Chairman and a Director.  Also, Devi Johal was elected Secretary of the Company.

Richard King joined the Company's Board of Directors in August 2002.  Since March 1998, Mr. King has been employed by Gosling Brother's Ltd., a wine and spirit merchant in Bermuda.  Prior to joining the Goslings Brother's, Mr. King was in the shipping industry as a ships agent with John S. Darrell & Co. Ltd.

Devi Johal became the secretary for the Company in August 2002 and served in this role until resigning on July 23, 2003.  For the last three years Ms. Johal has been employed by LOM Securities (Bermuda) Limited as an associate advisor.  Ms. Johal had worked in the financial industry in Canada for 10 years.  Ms. Johal has completed the Canadian Securities course as well as the US Series 6 and 7 courses as well. Ms. Johal is licensed by both jurisdictions.

ITEM 10.  EXECUTIVE COMPENSATION

There is no present program of executive, or director compensation, and no plan of compensation is expected to be adopted or authorized until a suitable project is located and operations are launched, and revenues are achieved.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides certain information as of September 29, 2003 concerning the beneficial ownership of the Company's common stock held by each director; each person known by us to be the beneficial owner of at least 5% of the Company's voting stock; and all executive officers and directors as a group.

                Number of

                    Common Shares              Percentage

Name and Address                           beneficially owned        of Ownership

--------------    -------------------      -------------------         --------

Kashmir Overseas Holdings, Ltd. (1)               1,404,463                  27.7%

C/O LOM Securities (Bahamas) Limited

Millennium House

East Mall Drive

P.O. Box F 42498-350

Freeport, Gand Bahama

Monashee Limited (2)

             1,404,462                   27.7%

C/O Waterstreet Corporate Services Limited

27 Reid Street

1st Floor

P.O. Box HM 3051

Hamilton, HM NX

Bermuda

Largo Flight Limited (3)                           644,625                    12.7%

C/O LOM Securities (Cayman) Limited

Buckingham Square

West Bay Road

P.O. Box 30997 SMB

Grand Cayman

Cayman Islands

Eric Pinkney (4)                                 187,000

           3.7%

1283 Crossfield Bend

Mississauga, Ontario

L5G 3P5

William P. Dickie                                 25,000

           0.5%

100 Adelaide Street West

Suite 1302

Toronto, Ontario

Canada M5H 1S3

Richard King

        Nil

            0%

13 Pinetree Lane

Sandy's MA 02

Bermuda

Devi Johal

        Nil

                       0%

54 Rosemont Ave.

Pembroke HM 06

Bermuda

All directors and executive officers of the Company as a group (4 persons)

Represent less than 5% voting power             212,0000                    4.2%

1)

Directors of Kashmir Overseas Holdings, Ltd. are Craig Lines and Scott Lines.

2)

Directors of Monashee Limited are Brian Lines and Scott Lines.

3)

Directors of Largo Flight Limited are Brian Lines and Scott Lines.

4)

Mr. Eric Pinkney has been granted 187,000 Ballistic Ventures, Inc. common shares as a gift from a major shareholder of the Company to compensate for the renouncement of options he was granted per an agreement of April 28, 2003.  At the date of this filing, Mr. Pinkney has not taken possession of the granted 187,000 common shares.  Mr. Pinkney will take possession of these shares in the near future.

Item 12. Certain Relationships and Related Transactions.

The share exchange contemplated in the Escrow Agreement, as described in Item

1,Description of Business, allowed K2 Ventures to acquire 11,235,700 common shares from Mr. Paulo Mylla, our former president, and certain other shareholders. Mr. Mylla and certain other shareholders retained 229,300 common shares, while K2 Ventures acquired

11,235,700 common shares. The Escrow Agreement also allowed Mr. Mylla to purchase some of the assets from us for $1.00. The assets are comprised of the following:

1)  Ballistic Ventures clients.

2)  Software license keys.

3)  Software.

4)  Intellectual properties such as code, domain names and trademarks.

5)  Computer equipment.

The intellectual rights that we sold to Mr. Mylla, were comprised of the following and are all of the intellectual property other than the property known as "Post Offer":

1) Sites/Source Code/Software for: whoodoo.com, Aqueous.com, whoomail.com and the Auction site.

2) Domain names: whoodoo.com, whoodoo.net, BGSSWF.net, ICSdev.net, whodo.com,

whodo.net, Aqueous.com.

3) Trademarks: whoodoo.com logo, whoodoo.com name.

All of the proprietary and non-proprietary software and clients were  sold to Mr. Mylla.

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

Ballistic Ventures and the former President and CEO entered into an Escrow

Agreement on May 31, 2000, with respect to the transactions contemplated. The

Escrow Agreement called for the resignations of all officers and directors of

Ballistic Ventures, and Mr. Mylla, Mr. Leith and Other shareholders had to deliver to the Escrow Agent certificates representing 10,545,000 shares of common stock of the seller(Ballistic Ventures) with medallion guaranteed endorsements and all requisite stock powers, necessary to effectuate the transfer of the said stock pursuant to the Escrow Agreement.  The transactions were effective 20 days after the filing of an Information Statement on January 14, 2002.

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

The table shown below, details the number of shares of Ballistic Ventures, which each related party to the Escrow Agreement had prior to entering into the escrow agreement, the number of shares which they have after entering into the escrow agreement, and the number of shares which were sold to K2 Ventures.

Common shares held by                               Common shares held

related parties before        Number of shares      by related parties

Escrow Agreement              sold to K2 Ventures   after Escrow Agreement

-----------------             -------------------   ----------------------

Paulo Mylla        8,595,000            8,423,100                 171,900

Ernest Sittenfield   200,000              196,000                   4,000

Kevin Casey          100,000              98,000                   2,000

Sharon Snew          30,000               29,400                    600

Stephanie Pera       10,000                9,800                    200

Brian Leith       2,530,000            2,479,400                 50,600

                  ----------           ----------                -------

                 11,465,000           11,235,700                 229,300

Note: The above shares totals are pre-reverse stock split figures.  Effective on January 21, 2003, the Company transacted a 4-to-1 reverse stock split.

In regard to the Company's Escrow Agreement of May 31, 2000, whereas the provision requiring executed resignations of all officers and directors of Seller (WhOOdoo.com, Inc. the Company's name prior to a name change to Ballistic Ventures, Inc.), as of October 3, 2003 the Board of Directors of the Company retroactively waived the provision in the Escrow Agreement of May 31, 2000 requiring William P. Dickie to resign.  The provision waiver applies only to Mr. Dickie and not to any other Officer or Director of the Seller referenced in the Escrow Agreement of May 31, 2000.

On August 12, 2002, Ballistic Ventures Board of Directors approved of engaging LOM Capital Limited to reorganize the company and provide corporate finance services as directed by the Board of Directors.  To-date, LOM Capital Limited has not charged Ballistic Ventures for services provided. LOM Capital Limited is an entity affiliated with the majority shareholder of the Company.

Mr. Pinkney had entered into a verbal agreement with K2 Ventures, that in return for no direct executive compensation, he was allowed to purchase from K2 Ventures

200,000 (pre-reverse stock split) common shares of the company at a future point in time at $0.15 per share.  This verbal agreement was terminated on April 28, 2003 whereby Ballistic Ventures, Inc. granted Mr. Pinkney the right to acquire up to 50,000 Ballistic common shares exercisable only if Ballistic Ventures, Inc. issues new shares via a financing offering, with an exercise price of US$0.40 per share.  However on September 17, 2003, Mr. Pinkney surrendered and terminated the options per the April 28, 2003 agreement and any other compensation agreed upon or inferred.  Also the Board of Directors of Ballistic Ventures, Inc. acknowledged and accepted that a major shareholder of Ballistic Ventures, Inc. has granted 187,000 Ballistic Ventures common shares to Mr. Pinkney as a gift to compensate for the renouncement of the above mentioned options.

On September 12, 2003, K2 Ventures Ltd. transferred its holdings of 2,808,925 shares of common stock of Ballistic Ventures, Inc. whereas 1,404,463 shares were transferred to Kashmir Overseas Holdings, Ltd. and 1,404,462 shares were transferred to Monashee Limited. The transfers were to entities with the same beneficial ownership as K2 Ventures Ltd. and are being transferred without consideration and are accordingly not sales.

Item 13. Exhibits and Reports on Form 8-K

    (a)  Exhibits.

Item 1. Index to Exhibits.

All exhibits set forth below are provided herewith.

2.1              Form of Certificate Incorporation of Ballistic Ventures, Inc.*

2.2              Form of Reorganization Agreement*

21               Subsidiaries*

*Previously filed.

(b) Reports on Form 8-K.

none

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934,

the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

September 29, 2003                               Ballistic Ventures, Inc.

By: /s/ William Dickie

--------------------------------

                                      William Dickie, Secretary and Chief Financial Officer

Page12

 CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

I, Richard King, the Chairman of Ballistic Ventures, Inc., a Delaware corporation (the "Registrant"), certify that:

1.

I have reviewed this annual report on Form 10-KSB for the fiscal year ended June 30, 2002, of the Registrant (the "Report").

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

The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared.

b)

evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

c)

presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant'' auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control.

The Registrant's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Name:

/s/ Richard King

Name:   Richard King

Title:  Chairman

CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER

I, William Dickie, the Chief Financial Officer of the Registrant, certify that:

1.

I have reviewed this annual report on Form 10-KSB for the fiscal year ended June 30, 2002, of the Registrant (the "Report").

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

The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared.

b)

evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

c)

presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant'' auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control; and

The Registrant's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

./s/ William Dickie

Name: William Dickie

Title:  Chief Financial Officer and Secretary

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and

Stockholders

Ballistic Ventures, Inc.

We have audited the accompanying balance sheet of Ballistic Ventures, Inc., (a development stage company) as of June 30, 2002, and the related statements of operations, stockholders' deficit and cash flows for the years ended June 30, 2002 and 2001 and for the period June 1, 2000 (inception) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ballistic Ventures, Inc., as of June 30, 2002, and the results of its operations and cash flows for the years ended June 30, 2002 and 2001 and the period from June 1, 2000 (inception) to June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the

Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered significant losses during the development stage that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3.

                                       Sweeney, Gates & Co.

Fort Lauderdale, Florida

September 8, 2003

BALLISTIC VENTURES, INC.
(a development stage company)
BALANCE SHEET
JUNE 30, 2002

ASSETS

Prepaid expenses	$2,500

Total assets	$2,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$8,855
Loan payable to related party	94,852

Total current liabilities	103,707

Stockholders' deficit:
Common stock, $.001 par value. 50,000,000 shares
authorized; 20,305,398 shares issued and outstanding	20,305
Additional paid-in capital	52,594
Deficit accumulated during the development stage	(174,106)

Total stockholders' deficit	(101,207)

Total liablities and stockholders' deficit	$2,500

The accompanying notes are an integral part of these financial statements.

BALLISTIC VENTURES, INC. (a development stage company) STATEMENTS OF OPERATIONS

	For the year	For the year	June 1, 2000
	ended	ended	(inception) to
	June 30,	June 30,	June 30,
	2002	2001	2002

Revenue	$-	$-	$-

Total revenue	-	-	-

Expenses:
Selling, general and administrative	33,423	30,577	69,200
Impairment of goodwill	-	-	97,997

Total operating expenses	33,423	30,577	167,197

Total operating loss	(33,423)	(30,577)	(167,197)

Other income (expense):
Miscellaneous income	-	2,241	2,298
Interest expense	(5,695)	(3,512)	(9,207)
Total other income (expenses)	(5,695)	(1,271)	(6,909)

Net loss	$(39,118)	$(31,848)	$(174,106)

Net loss per share - basic and diluted	$-	$-

Weighted average shares outstanding	20,305,398	20,305,398

The accompanying notes are an integral part of these financial statements.

BALLISTIC VENTURES, INC
(a develpment stage company)
STATEMENTS OF CASH FLOWS

	For the year	For the year	June 1, 2000
	ended	ended	(inception) to
	June 30,	June 30,	June 30,
	2002	2001	2002

Cash flows from operating activities:
Net loss	$(39,118)	$(31,848)	$(174,106)
Adjustments to reconcile net loss to net
cash used by operating activities:
Impairment loss on goodwill	-	-	97,997
Changes in operating assets and liabilities:
Accounts receivable	-	1,271	1,271
Prepaid expenses	-	(2,500)	(2,500)
Accounts payable and accrued expenses	6,831	(64,477)	(70,025)

Total Adjustments	6,831	(65,706)	26,743

Net cash used by operations	(32,287)	(97,554)	(147,363)

Cash flows from financing activities:
Issuance of common stock upon exercise of warrants	-	-	53,125
Proceeds from loan payable to related party	32,129	62,724	94,853
Payment of loan payable to related party	-	(10,000)	(10,000)

Net cash provided by financing activities	32,129	52,724	137,978

Net decrease in cash	(158)	(44,830)	(9,385)

Cash at beginning of period	158	44,988	9,385

Cash at end of period	$-	$158	$-

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BALLISTIC VENTURES, INC.
(a development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

				Deficit
				accumulated
			Additional	during
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total

Balance June 1, 2000	19,774,148	$19,774	$-	$-	$19,774

Exercise of warrants	531,250	531	52,594	-	53,125

Net loss	-	-	-	(103,140)	(103,140)

Balance, June 30, 2000	20,305,398	20,305	52,594	(103,140)	(30,241)

Net loss	-	-	-	(31,848)	(31,848)

Balance, June 30, 2001	20,305,398	20,305	52,594	(134,988)	(62,089)

Net loss	-	-	-	(39,118)	(39,118)

Balance, June 30, 2002	20,305,398	$20,305	$52,594	$(174,106)	$(101,207)

The accompanying notes are an integral part of these financial statements.

BALLISTIC VENTURES, Inc.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

1. BUSINESS AND BASIS OF PRESENTATION

Ballistic Ventures, Inc. (the "Company") was incorporated in Florida on June 17, 1997.  After ceasing operations on June 1, 2000, the Company entered the development stage and now operates with the purpose of merging with another company.  Goodwill associated with the prior operations of $97,997 was written off on June 1, 2000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS - The Company considers all unrestricted deposits and highly liquid investments, readily convertible to known amounts, with an original maturity of three months or less, to be cash equivalents.

Impairment of long-lived assets - The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards Board No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. SFAS 144 excludes goodwill and intangible assets.  When an asset exceeds its expected operating cash flow, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 with early application encouraged.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of the Company's financial instruments such as accounts payable and loans payable approximate their carrying value.

INCOME (LOSS) PER SHARE - The Company accounts for earnings per share according to SFAS No. 128, "Earnings per Share" . SFAS 128 requires presentation of basic and diluted earnings or loss per share. Earnings or loss per share is computed by dividing net income or loss by the weighted average number of shares outstanding during the period. For all periods presented, warrants were excluded from the computation of net loss per share because inclusion would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS - In June 2001, the FASB issued Statement of Financial Standards No. 143, "Accounting for Asset Retirement Obligation" ("SFAS No 143") which establishes standards of accounting for asset retirement obligations arising from the acquisition, construction, or development and/or the normal operation of a long-lived asset.  SFAS is effective for fiscal years beginning after June 15, 2003.  The Company will adopt SFAS 143 on July 1, 2002.

In April of 2002, Statement of Financial Accounting Standards No. 145 ("SFAS 145") was issued, which rescinded SFAS Standards No. 4, 44 and 64, amended No. 13 and contained technical corrections.  As a result of SFAS 145, gains and losses from extinguishments of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, that they are unusual and infrequent and not part of an entity's recurring operations.  The Company will adopt SFAS 145 on July 1, 2002.

In July 2002, the FASB issued SFAS 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other costs to Exit an Activity (Including Certain costs Incurred in a Restructuring)".  SFAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring charges.  The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company has not determined what impact, if any, will occur once SFAS 146 is adopted on January 1, 2003.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees of Indebtedness of Other's", which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees.  FIN 45 also requires the Recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002.

3. GOING CONCERN

The Company was a development stage entity through June 30, 2002. The accompanying financial statements have been prepared on a going concern basis,

which contemplates the realization of assets and the satisfaction of all liabilities in the normal course of business.

On May 31, 2000, the Company discontinued all operations and is presently an inactive company. As of June 30, 2002, the Company had a stockholders' deficit of $101,207 and a deficit accumulated during the development stage of $174,106.

During the year ended June 30, 2002, and the period ended June 1, 2000

(inception) to June 30, 2002, the Company suffered operating losses of

$39,118 and $174,106, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plan to alleviate this going concern issue is to raise capital and merge with a via business venture or operating company. The Company's continued existence is dependent upon management funding operations, locating and merging the Company into a via business venture or operating company and raising sufficient capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.

DUE TO RELATED PARTY

The Company has received advances from an overdraft demand loan from Lines Overseas Management Limited with a balance of $94,852 as of June 30, 2002 and the demand loan is guaranteed by Largo Flight Limited, related parties.  The advances were used to pay the operating expenses of the Company.  The Company's accrued interest on the outstanding loan varied from 8.25% to 6.75% for US dollar funds and 10.75% to 7.25% for Canadian dollar funds during the period ended June 30, 2002.

5. INCOME TAXES

The Company had available at June 30, 2002  net operating loss carryforwards for federal and state tax purposes of approximately $174,000, which could be applied against taxable income in subsequent years through 2022. The deferred tax asset for net operating losses was approximately $65,000 and $51,000 as of June 30, 2002 and 2001, respectively, and a full valuation allowance was recorded since realization is uncertain.

Reconciliation of the differences between income taxes computed at the federal and state statutory tax rates and the provision for income taxes for the years ended June 30, 2002 and 2001 are approximately as follows:

                                                                      2002               2001
                                                                       ----               ----

  Income tax loss at federal statutory tax rate                        (34.00)%          (34.00)%
   State tax carryforward, net of federal benefits                      (3.63)%           (3.63)%
  Valuation allowance                                                   37.63%           37.63%
                                                                 ------------       ------------

  Provisions for taxes                                           $          -       $          -
                                                                 ============       ============

The Company's deferred tax assets are as follows:

                                                                   June 30,           June 30,
                                                                     2002               2001
                                                                     ----               ----

  Net operating loss carryforward                                $     65,000       $     51,000

   Valuation allowance                                                 (65,000)           (51,000)
                                                                 ------------       ------------

  Net deferred tax asset                                         $          -       $          -
                                                                                                                 ============                   ============