Form 10QSB
period 2002-12-31
BALLISTIC VENTURES INC
filed 2003-12-10
CIK 1104594

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         (x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 2002

                                       OR

         ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

         EXCHANGE ACT

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

               ---------------------------------------------------

                    (Address of principal executive offices)

                                  416-366-2856

                           ---------------------------

                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by

Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)

has been subject to such filing requirements for the past 90 days.

         Yes ( ) No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 30, 2003 the registrant had issued and outstanding 5,076,455 shares of common stock.

Transitional Small Business Disclosure Format (check one);

         Yes ( ) No (x)

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO CONDENSED FINANCIAL STATEMENTS

                                                                        Page No.

                                                                        --------

Condensed Balance Sheet at

December 31, 2002 (Unaudited)                                            2

Condensed Statements of Operations

for the Three and Six Months ended December 31, 2002

and 2001 and June 1, 2000 (inception)

to December 31, 2002(Unaudited)                                          3

Condensed Statements of Cash Flows for

the Six Months ended December 31, 2002

and 2001  and June 1, 2000 (inception)

to December 31, 2002 (Unaudited)                                         5

Notes to the Condensed Financial

Statements (Unaudited)                                                   6

Item 2. Management's Discussion and Analysis or Plan or Operation

   7

Item 3. Controls and Procedures

   8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

   9

Item 2. Changes in Securities.

   9

Item 3. Defaults Upon Senior Securities.

   9

Item 4. Submission of Matters to a Vote of Security Holders.

   9

Item 5. Other Information.

   9

Item 6. Exhibits and Report on Form 8-K.

   9

SIGNATURES

   9

BALLISTIC VENTURES, INC.

(a development stage company)

CONDENSED BALANCE SHEET

(Unaudited)

ASSETS                                                                                December 31,

                                                                                        2002

                                                                                      ----------

Total assets

          $       0

         ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

       Current liabilities:

     Accounts payable

      $   2,600

                                                                                     -----------

                  Total current liabilities                                               2,600

                                                                                     -----------

       Stockholders' deficit:

             Common stock, $.001 par value, 50,000,000 shares authorized,

                  5,076,455 shares issued and outstanding                                 5,076

             Additional paid-in capital                                                 176,565

             Deficit accumulated during the development stage                          (184,241)

                                                                                     -----------

                  Total stockholders' deficit                                            (2,600)

                                                                                     -----------

       Total liabilities and stockholders’ deficit                                    $       0

                                                                                     ===========

    The accompanying notes are an integral part of these condensed financial statements

BALLISTIC VENTURES, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                                                             For the three        For the three

June 1, 2000

                                                              months ended        months ended

(inception) to

                                                               December 31,      December 31,

December 31,

                                                                  2002               2001

    2002

                                                             --------------       -------------

--------------

Revenue                                                       $        -           $    -

$   -

                                                              ----------           ----------

--------------

Total revenue                                                          -                 -

    -

   ----------           ----------

--------------

Selling, general and administrative expenses                       3,863              13,503

   76,562

Impairment of goodwill

  -                   -

   97,997

                                                              ----------           ----------

-------------

Total operating expenses                                           3,863              13,503

  174,559

                                                              ----------           ----------

-------------

Operating loss

      (3,863)             (13,503)

 (174,559)

   ----------          -----------

------------

Other income (expense):

Miscellaneous income

   -                    -

    2,298

Interest expense

     (1,350)               (1,251)

  (11,980)

   ----------            ---------

---------

      (1,251)              (1,251)

   (9,682)

   ---------             ---------

---------

Net loss                                                     $    (5,213)         $  (14,754)

$(184,241)

                                                              ==========           ==========

------------

Net loss per share, basic and fully diluted                   $    (0.00)          $    (0.00)

                                                              ==========           ==========

Weighted average shares outstanding                           5,076,455             5,076,455

                                                              ==========           ==========

    The accompanying notes are an integral part of these condensed financial statements

BALLISTIC VENTURES, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                                                              For the six         For the six

June 1, 2000

                                                              months ended        months ended

(inception) to

                                                               December 31,       December 31,

December 31,

                                                                  2002               2001

    2002

                                                             --------------       -------------

--------------

Revenue                                                       $        -           $    -

$   -

                                                              ----------           ----------

--------------

Total revenue                                                          -                 -

    -

   ----------           ----------

--------------

Selling, general and administrative expenses                      7,362               17,319

   76,562

Impairment of goodwill

           -                    -

   97,997

                                                              ----------           ----------

-------------

Total operating expenses                                          7,362               17,319

  174,559

                                                              ----------           ----------

-------------

Operating loss

     (7,362)              (17,319)

 (174,559)

  ----------           ------------

-------------

Other income (expense):

Miscellaneous income

       -                        -

    2,298

Interest expense

     (2,773)               (2,605)

  (11,980)

  -----------            ----------

------------

     (2,773)               (2,605)

   (9,682)

  -----------             ----------                     ------------

Net loss                                                     $  (10,135)           $(19,924)

$(184,241)

                                                              ==========           ==========

------------

Net loss per share, basic and fully diluted                   $    (0.00)          $    (0.00)

                                                              ==========           ==========

Weighted average shares outstanding                           5,076,455              5,076,455

                                                              ==========           ==========

    The accompanying notes are an integral part of these condensed financial statements

BALLISTIC VENTURES, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                    For the six            For the six            June 1, 2000

                                                                    months ended           months ended      (date of inception)

                                                                     December 31,           December 31,        to December 31,

                                                                         2002                     2001                    2002

                                                                     -----------              ------------

---------------

Cash flows from operating activities:

Net loss                                                            $  (10,135)                $(19,924)

$(184,241)

  Adjustments to reconcile net income to net cash

    provided by (used in) operating activities:

      Impairment loss on goodwill

-

-

   97,997

      Changes in assets and liabilities

        Decrease in accounts receivable and other assets                 2,500                        -

    1,271

        (Decrease) in accounts payable                                  (6,255)                    (523)

  (76,280)

                                                                    -----------               ----------

----------

     Net cash used in operations

                         (13,890)                 (20,447)

 (161,253)

                                                                    -----------               ----------

----------

Cash flows from financing activities:

       Issuance of common stock

                              -                     -

   53,125

       Proceeds from loan payable

                 13,890

              20,432

  108,743

       Payments on short term debt                                          -

                -

  (10,000)

                                                                    -----------               ----------

-----------

     Net cash provided by financing activities                          13,890                   20,432

  151,868

                                                                    -----------               ----------

-----------

Net (decrease) in cash

                                     -                         (15)

  (9,385)

Cash at beginning of period                                              -                          158

   9,385

                                                                    -----------               ----------

------------

Cash at end of period                                                  $  -                   $     143

$     -

                                                                    ===========               ==========

------------

Supplemental disclosure of cash flow information:

    Cash paid during the period for interest                           $  -                   $  -

$  -

                                                                    ===========               ==========

-------------

    Cash paid during the period for taxes                              $  -                     $  -

$  -

                                                                    ===========               ==========

-------------

    The accompanying notes are an integral part of these condensed financial statements

BALLISTIC VENTURES, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

December 31, 2002

Note 1 - Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

         For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2002 as filed with the Securities and Exchange Commission.

Note 2 - Going Concern

         The Company was in the development stage through December 31, 2002. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         On May 31, 2000, the predecessor of the Company discontinued all operations and the subsequent reorganized Company is inactive. As of December 31, 2002, the Company had a stockholders' deficit of $2,600 and a deficit accumulated during the development stage of $184,241. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Management's plan to alleviate this issue is to raise capital and merge with a viable business venture or operating company. The Company's continued existence is dependent upon management funding operations, locating and merging the Company into a viable business venture or operating company and raising sufficient capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Due to Related Party

          As of July 1, 2002 Lines Overseas Management Limited elected to contribute the unpaid principal and interest of $94,852 to capital. In addition the advances during the six months ended of December 31, 2002 of $13,890 were also contributed to capital. The advances were used to pay the operating expenses of the Company.

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

Introduction

For the fiscal year ended June 30, 2002, our auditors in Note 3, of the financial statements, have noted that there is substantial doubt about our ability to continue as a going concern. Our existence is dependent upon management funding operations, locating and merging us into a viable operating company and raising sufficient capital. At this point in time it is impossible to state an amount of additional funding which we believe would remove the going concern opinion, as the Company is inactive at this time.

We do not have any business operations or assets. We have neither a history of earnings nor have we paid dividends. We are unlikely to realize earnings or pay dividends in the immediate or foreseeable future.

There is no assurance that we will be able to identify acquisitions, which will be profitable. We are actively exploring acquisition opportunities. Moreover, should we identify any assets or businesses and determine that an acquisition is warranted, we may not be able to finance the acquisition and additional funds may be required to meet such obligations.

Our prospects for the future, rest with our management, and their ability to find a profitable business venture which can utilize our "shell" company.

We are proactive in reviewing potential projects that could potentially be a good fit for us.

THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED TO FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001

The Company is inactive at this time. Operational expenses during the three months ended December 31, 2002 and 2001 of $3,863 and $13,503 consisted primarily of professional fees necessary to complete certain corporate filings with the SEC.

Operational expenses during the six months ended December 31, 2002 and 2001 of $7,362 and $17,319 consisted primarily of professional fees necessary to complete certain corporate filings with the SEC.

PLAN OF OPERATION

We intend to fund operations by loans, capital contributions from affiliates, or selling debt or equity securities while locating and merging into a viable operating entity and raising sufficient capital.

LIQUIDITY AND CAPITAL RESOURCES

Since we are inactive, we have minimal operating expenses and limited liabilities.

At June 30, 2002, we owed $94,852 to Lines Overseas Management Limited for amounts advanced to us to pay our operating expenses.  As of July 1, 2002, Lines Overseas Management Limited elected to contribute this amount to capital.

We were also informed that Lines Overseas Management would be withdrawing its undertaking, guarantees and commitments.  Accordingly, we expect that we will have to raise additional funds  to cover our operating expenses.  There is no guarantee we can raise additional funds in the future.

While we do not have any capital commitments, we have entered into a letter of intent for the proposed acquisition of River Capital Limited, a Bermuda-based company with substantial contacts and experience in the reinsurance industry.  As part of the adopted business plan, our proposed Bermuda operation will seek registration as a Class 3 insurance company with the Bermuda insurance authorities.  Upon obtaining this authority and raising at least $1.5 million for the proposed operations, we will complete the acquisition of River Capital Limited. Our present intentions are to sell debt or equity securities.

Critical Accounting Policies

Our accounting policies are fully described in Note 2 of the Notes to the Financial Statements for the year ended June 30, 2002, which were included in our Form 10-KSB as filed with the Securities and Exchange Commission.  As discussed in Note 2, the preparation of financial statements in conformity with accounting principles generally accepted in the United States. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimates, and such difference may be material to our financial statements. We believe that the following discussion addresses our Critical Accounting Policies.

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

Item 3. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2002 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         None.

Item 2. Changes in Securities.

  None

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

  None

Item 6. Exhibits and Report on Form 8-K.

         (a)      Exhibits.

No.                               Description

---                               -----------

31.1

Rule 13a-14(a) Certification of Principal Executive Officer

31.2

Rule 13a-14(a) Certification of Chief Financial Officer

32.1

Section 1350 Certification of Principal Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer

         (b) Reports on Form 8-K.

         During the three months ended December 31, 2002 the Company did not file any reports on Form 8-K.

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Ballistic Ventures, Inc.

Date: December 4, 2003                    By: /s/ William Dickie

                                              ---------------------

                                              William Dickie,

                                              Secretary and Chief Financial Officer

Exhibit 31.1

RULE 13a-14(a) CERTIFICATION

I, Richard King, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Ballistic Ventures, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:

December 4, 2003

/s/ Richard King

Richard King

Chairman (Principal Executive Officer)

Exhibit 31.2

RULE 13a-14(a) CERTIFICATION

I, William Dickie, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Ballistic Ventures, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:

December 4, 2003

/s/ William Dickie

William Dickie

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ballistic Ventures, Inc. (the “Company”) on Form 10-QSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard King, Chairman (Chief Executive Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard King

Richard King

Chairman (Chief Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ballistic Ventures, Inc. (the “Company”) on Form 10-QSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William Dickie, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/William Dickie

William Dickie

Chief Financial Officer

13