Form 10QSB
period 2003-03-31
BALLISTIC VENTURES INC
filed 2003-12-10
CIK 1104594

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         (x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

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

         Yes ( ) No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 15, 2003 the registrant had issued and outstanding 5,076,455 shares of common stock.

Transitional Small Business Disclosure Format (check one);

         Yes ( ) No (x)

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO CONDENSED FINANCIAL STATEMENTS

                                                                        Page No.

                                                                        --------

Condensed Balance Sheet at

March 31, 2003(unaudited)

    2

Condensed Statements of Operations

for the Three and Nine Months ended March 31, 2003

and 2002 and June 1, 2000 (inception)

to March 31, 2003(unaudited)

    3

Condensed Statements of Cash Flows for

the Nine Months ended March 31, 2003

and 2002  and June 1, 2000 (inception)

to March 31, 2003(unaudited)

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

   9

Item 5. Other Information.

   9

Item 6. Exhibits and Report on Form 8-K.

   9

SIGNATURES

   9

BALLISTIC VENTURES, INC.

(a development stage company)

CONDENSED BALANCE SHEET

(Unaudited)

ASSETS                                                                                March 31,

                                                                                        2003

                                                                                      ----------

Total Assets

$       0

LIABILITIES AND STOCKHOLDERS' DEFICIT

                  Total current liabilities                                                  0

                                                                                     -----------

       Stockholders' deficit:

             Common stock, $.001 par value, 50,000,000 shares authorized,

                  5,076,455 shares issued and outstanding                                 5,076

             Additional paid-in capital                                                 190,881

             Deficit accumulated during the development stage                          (195,957)

                                                                                     -----------

                  Total stockholders' deficit                                                (0)

                                                                                     -----------

            Total Liabilities and Stockholders’ Deficit                              $        0

                                                                                     ===========

    The accompanying notes are an integral part of these condensed financial statements

BALLISTIC VENTURES, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                                                             For the three        For the three

June 1, 2000

                                                              months ended        months ended

(inception) to

                                                               March 31,

       March 31,

March 31,

                                                                  2003               2002

    2003

                                                             --------------       -------------

--------------

Revenue                                                       $        -           $    -

$   -

                                                              ----------           ----------

--------------

Total revenue                                                          -                 -

    -

   ----------

       ----------

--------------

Selling, general and administrative expenses                        9,550              5,557

   86,113

Impairment of goodwill

  -

-

   97,997

                                                              ----------           ----------

-------------

Total operating expenses                                            9,550              5,557

  184,110

                                                              ----------           ----------

-------------

Operating loss

       (9,550)

         (5,557)

 (184,110)

   ----------

     -----------

------------

Other income (expense):

Miscellaneous income

        -

             -

    2,298

Interest expense

       (2,165)

        (1,406)

  (14,145)

   ----------            ---------

---------

       (2,165)            (1,406)

  (11,847)

   ----------            ---------

---------

Net loss                                                     $    (11,715)         $  (6,963)

$(195,957)

                                                              ==========           ==========

==========

Net loss per share, basic and fully diluted                   $     (0.00)         $   (0.00)

                                                              ==========           ==========

Weighted average shares outstanding                             5,076,455           5,076,455

                                                              ==========           ==========

    The accompanying notes are an integral part of these condensed financial statements

BALLISTIC VENTURES, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                                                             For the nine        For the nine

June 1, 2000

                                                              months ended        months ended

(inception) to

                                                               March 31,            March 31,

March 31,

                                                                  2003               2002

    2003

                                                             --------------       -------------

--------------

Revenue                                                       $        -           $    -

$   -

                                                              ----------           ----------

--------------

Total revenue                                                          -                 -

    -

   ----------            ----------

--------------

Selling, general and administrative expenses                       16,913              22,876

   86,113

Impairment of goodwill

            -                   -

   97,997

                                                              ----------           ----------

-------------

Total operating expenses                                           16,913              22,876

  184,110

                                                              ----------           ----------

-------------

Operating loss

      (16,913)            (22,876)

 (184,110)

  -----------         ------------

-------------

Other income (expense):

Miscellaneous income

    -                   -

    2,298

Interest expense

       (4,938)             (4,011)

  (14,145)

  -----------            ----------

------------

       (4,938)             (4,011)

  (11,847)

  -----------            ----------                      ------------

Net loss                                                     $    (21,851)        $   (26,887)

$(195,957)

                                                              ==========           ==========

==========

Net loss per share, basic and fully diluted                   $     (0.00)        $     (0.01)

                                                              ==========           ==========

Weighted average shares outstanding                             5,076,455           5,076,455

                                                              ==========           ==========

    The accompanying notes are an integral part of these condensed financial statements

BALLISTIC VENTURES, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                    For the nine            For the nine        June 1, 2000

                                                                    months ended            months ended  (date of inception)

                                                                       March 31,                March 31,          March 31,

                                                                            2003                     2002               2003

                                                                     -----------              ------------

---------------

Cash flows from operating activities:

Net loss                                                            $   (21,851)               $(26,887)

$ (195,957)

  Adjustments to reconcile net income to net cash

    provided by (used in) operating activities:

      Impairment loss on goodwill

-

-

    97,997

      Changes in assets and liabilities

        Decrease in accounts receivable and other assets                  2,500                      -

     1,271

       (Decrease) in accounts payable                                    (8,855)                   (523)

   (78,880)

                                                                    -----------               ----------

----------

     Net cash used in operations

                         (28,206)                 (27,410)

  (175,569)

                                                                    -----------               ----------

----------

Cash flows from financing activities:

       Issuance of common stock

                              --                   -

    53,125

       Proceeds from loan payable

                 28,206

              27,395

   123,059

       Payments on short term debt                                      -

                      -

   (10,000)

                                                                    -----------               ----------

-----------

     Net cash provided by financing activities                          28,206                   27,395

   166,184

                                                                    -----------               ----------

-----------

Net (decrease) in cash                                                    -                         (15)

   (9,385)

Cash at beginning of period                                               -                         158

    9,385

                                                                    -----------               ----------

------------

Cash at end of period                                                  $  -                   $     143

$     -

                                                                    ===========               ==========

------------

Supplemental disclosure of cash flow information:

    Cash paid during the period for interest                           $  -                   $  -

$  -

                                                                    ===========               ==========

-------------

    Cash paid during the period for taxes                              $  -                   $  -

$  -

                                                                    ===========               ==========

-------------

    The accompanying notes are an integral part of these condensed financial statements

BALLISTIC VENTURES, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2003

Note 1 - Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

         For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2002 as filed with the Securities and Exchange Commission.

Note 2 - Going Concern

         The Company was in the development stage through March 31, 2003. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         On May 31, 2000, the predecessor of the Company discontinued all operations and the subsequent reorganized Company is inactive. As of March 31, 2003, the Company had a deficit accumulated during the development stage of $195,957. This factor raises substantial doubt about the Company's ability to continue as a going concern.

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

Note 3 – Due to Related Party

          As of July 1, 2002 Lines Overseas Management Limited elected to contribute the unpaid principal and interest of $94,852 to capital. In addition the advances during the nine months ended March 31, 2003 of $28,206 were also contributed to capital. The advances were used to pay the operating expenses of the Company.

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

THREE AND NINE MONTHS ENDED MARCH 31, 2003 COMPARED TO FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002

The Company is inactive at this time. Operational expenses during the three months ended March 31, 2003 and 2002 of $9,550 and $5,557 consisted primarily of professional fees necessary to complete certain corporate filings with the SEC.

Operational expenses during the nine months ended March 31, 2003 and 2002 of $16,913 and $22,876 consisted primarily of professional fees necessary to complete certain corporate filings with the SEC.

PLAN OF OPERATION

We intend to fund operations by loans, capital contributions from affiliates, or selling debt or equity securities while locating and merging into a viable operating entity and raising sufficient capital.

LIQUIDITY AND CAPITAL RESOURCES

Since we are inactive, we have minimal operating expenses and limited liabilities.

At June 30, 2002, we owed $94,852 to Lines Overseas Management Limited for amounts advanced to us to pay our operating expenses.  As of July 1, 2002, Lines Overseas Mangement Limited elected to contribute this amount to capital.

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

Critical Accounting Policies

Our accounting policies are fully described in Note 2 of the Notes to the Financial Statements for the year ended June 30, 2002, which were included in our Form 10-KSB as filed with the Securities and Exchange Commission.  As discussed in Note 2, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimates, and such difference may be material to our financial statements. We believe that the following discussion addresses our Critical Accounting Policies.

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

Item 3. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2003 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

32.1

Section 1350 Certification of Principal Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer

         (b) Reports on Form 8-K.

         During the three months ended March 31, 2003 the Company did not file any reports on Form 8-K.

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

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ballistic Ventures, Inc. (the “Company”) on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard King, Chairman (Chief Executive Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ballistic Ventures, Inc. (the “Company”) on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William Dickie, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William Dickie

William Dickie

Chief Financial Officer

13