Form 10QSB
period 2003-09-30
BALLISTIC VENTURES INC
filed 2003-12-10
CIK 1104594

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         (x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2002

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

         Yes ( ) No (x)

                         PART I - FINANCIAL INFORMATION

                                                                        Page No.

                                                                        --------

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Condensed Balance Sheet at

September 30, 2002(unaudited)                                            2

Condensed Statements of Operations

for the Three Months ended September 30, 2002

and 2001 and June 1, 2000 (inception)

to September 30, 2002(unaudited)                                         3

Condensed Statements of Cash Flows for

the Three Months ended September 30, 2002

and 2001  and June 1, 2000 (inception)

to September 30, 2002(unaudited)                                         4

Notes to the Condensed Financial

Statements (unaudited)                                                   5

Item 2. Management's Discussion and Analysis or Plan or Operation

   6

Item 3. Controls and Procedures

   7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

   7

Item 2. Changes in Securities.

   7

Item 3. Defaults Upon Senior Securities.

   7

Item 4. Submission of Matters to a Vote of Security Holders.

   8

Item 5. Other Information.

   8

Item 6. Exhibits and Report on Form 8-K.

   8

SIGNATURES

   8

BALLISTIC VENTURES, INC.

(a development stage company)

CONDENSED BALANCE SHEET

(Unaudited)

ASSETS                                                                                September 30,

                                                                                        2002

                                                                                      ----------

                  Total assets

                                       $       0

                                                                                     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

       Current liabilities:

     Accounts payable

    $   6,000

                                                                                     -----------

                  Total current liabilities                                               6,000

                                                                                     -----------

       Stockholders' deficit:

             Common stock, $.001 par value, 50,000,000 shares authorized,

                  5,076,455 shares issued and outstanding                                 5,076

             Additional paid-in capital                                                 167,952

             Deficit accumulated during the development stage                          (179,028)

                                                                                     -----------

                  Total stockholders' deficit                                            (6,000)

                                                                                     -----------

                                                                                     $        0

                                                                                     ===========

    The accompanying notes are an integral part of these condensed financial statements

BALLISTIC VENTURES, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                                                             For the three        For the three

June 1, 2000

                                                              months ended         months ended

(inception) to

                                                               September 30,      September 30,

September 30,

                                                                  2002               2001

    2002

                                                             --------------       -------------

--------------

Revenue                                                       $        -           $    -

$   -

                                                              ----------           ----------

--------------

Total revenue                                                          -                 -

    -

   ----------          ----------

--------------

Selling, general and administrative expenses                       3,499              3,816

    72,699

Impairment of goodwill

  -                    -

    97,997

                                                              ----------           ----------

-------------

Total operating expenses                                           3,499              3,816

   170,696

                                                              ----------           ----------

-------------

Operating loss

      (3,499)            (3,816)                         (170,696)

   ----------            ----------                      -------------

Other income (expense):

Miscellaneous income                                                    _                    -

     2,298

Interest expense

        (1,423)             (1,354)

   (10,630)

                                                              -------------          ----------

--------------

        (1,423)             (1,354)

    (8,332)

   ------------           ----------

--------------

Net loss                                                     $    (4,922)           $ (5,170)

$ (179,028)

                                                               ==========          ------------

=============

Net loss per share, basic and fully diluted                   $    (0.00)          $   (0.00)

                                                              ==========           ==========

Weighted average shares outstanding                            5,076,455           5,076,455

                                                              ==========           ==========

    The accompanying notes are an integral part of these condensed financial statements

BALLISTIC VENTURES, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                    For the three            For the three

June 1, 2000

                                                                     months ended           months ended      (date of inception)

                                                                     September 30,            September 30,      to September 30,

                                                                         2002                     2001

        2002

                                                                     -----------              ------------

---------------

Cash flows from operating activities:

Net loss                                                            $   (4,922)               $(5,170)

$(179,028)

  Adjustments to reconcile net income to net cash

    provided by (used in) operating activities:

      Impairment loss on goodwill

-

-

   97,997

      Changes in assets and liabilities

        Accounts receivable and other assets                             2,500                 -

    1,271

        Accounts payable

                          (2,855)                  (523)

  (72,880)

                                                                    -----------               ----------

----------

     Net cash used in operations

                         (5,277)                 (5,693)

 (152,640)

                                                                    -----------               ----------

----------

Cash flows from financing activities:

       Issuance of common stock

                              --                   -

    53,125

       Proceeds from loan payable

                 5,277

             5,678

   100,130

       Payments on short term debt                                      -

                      -

   (10,000)

                                                                    -----------               ----------

-----------

     Net cash provided by financing activities                          5,277                   5,678

   143,255

                                                                    -----------               ----------

-----------

Net (decrease) in cash

                                        -                            (15)

   (9,385)

Cash at beginning of period                                              -                       158

    9,385

                                                                    -----------               ----------

------------

Cash at end of period                                                  $  -                   $  143

$     -

                                                                    ===========               ==========

------------

Supplemental disclosure of cash flow information:

    Cash paid during the period for interest                           $  -                   $  -

$  -

                                                                    ===========               ==========

-------------

    Cash paid during the period for taxes                              $  -                     $  -

$  -

                                                                    ===========               ==========

-------------

    The accompanying notes are an integral part of these condensed financial statements

BALLISTIC VENTURES, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2002

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2002 as filed with the Securities and Exchange Commission.

Note 2 - Going Concern

The Company was in the development stage through September 30, 2002. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

On May 31, 2000, the predecessor of the Company discontinued all operations and the subsequent reorganized Company is inactive. As of September 30, 2002, the Company had a stockholders' deficit of $6,000 and a deficit accumulated during the development stage of $179,028. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3 – Due to Related Party

As of July 1, 2002 Lines Overseas Management Limited elected to contribute the unpaid principal and interest of $94,852 to capital. In addition, advances during the quarter ended September 30, 2002 of $5,277 were also contributed to capital. The advances were used to pay the operating expenses of the Company.

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

Our prospects for the future rest with our management, and their ability to find a profitable business venture which can utilize our "shell" company.

We are proactive in reviewing potential projects that could potentially be a good fit for us.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

The Company is inactive at this time. Operational expenses during the three months ended September 30, 2002 and 2001 of $3,499 and $3,816 consisted primarily of professional fees necessary to complete certain corporate filings with the SEC.

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

Item 3. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2002 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

32.1

Section 1350 Certification of Principal Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer

         (b) Reports on Form 8-K.

         During the three months ended September 30, 2002 the Company did not file any reports on Form 8-K.

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

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ballistic Ventures, Inc. (the “Company”) on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard King, Chairman (Chief Executive Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ballistic Ventures, Inc. (the “Company”) on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William Dickie, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William Dickie

William Dickie

Chief Financial Officer

12