Form 10KSB/A
period 2003-06-30
BALLISTIC VENTURES INC
filed 2004-01-26
CIK 1104594

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

(x) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 For the fiscal year ended June 30, 2003

OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 For the transition period from _____ to ______

                         Commission file number 0-29463

Ballistic Ventures Inc.

        -----------------------------------------------------------------

        (Exact name of small business issuer in its charter)

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

(Zip Code)

                                  416-366-2856

                           ---------------------------

                           (Issuer's telephone number)

           Securities registered under Section 12(b) of the Act:

                                      None

           Securities registered under Section 12(g) of the Act:

                          Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X).

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

Revenues for the most recent fiscal year: $0. Aggregate market value of the voting common stock held by non-affiliates:$812,233

As of October 31, 2003 the registrant had issued and outstanding 5,076,455 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one);

Yes ( ) No (x)

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

BRIEF OVERVIEW

The Company was a development stage Internet company. It was in the process of refining a network of regional search engine Internet portals to provide the users access to more localized, relevant, and interest-specific information than they presently could obtain from the more established, large Internet search engine portals and to provide local businesses an opportunity to target these local users.

As of May 2000, it became apparent to management that the economic conditions were such that the Company would be unable to continue down the original business plan path, and the Company would have to change its focus in order to maximize the value of the Company's common stock and ultimately shareholder value. The Company was unable to generate enough revenue to meet its day-to-day operating expenses and could not foresee doing so in the long run. The Company's working capital was limited and it could not raise any further financing under the market conditions that prevailed at the time.

Because of these circumstances, the Company's business was discontinued and it disposed of certain assets. The Company's plan is to acquire a new viable business.

OUR HISTORY

On July 17, 2000, whOOdoo.com Inc., changed its name to Ballistic Ventures, Inc.

The Company was incorporated in Florida on June 17, 1997, as Permastoprust International, Inc., and changed its name to Greystone Credit Inc.("Greystone") in June of 1999. On August 4, 1999, Greystone acquired whOOdoo.com, Inc.("whOOdoo Florida"), a Florida corporation, incorporated on April 9, 1999, in a share exchange. The exchange ratio in the whOOdoo (FL)-whOOdoo exchange was a one for one ratio, and the percentage of ownership that was acquired in the share exchange, by the whOOdoo Florida shareholders, was 59.4%. At the same time, Greystone changed its state of incorporation to Delaware and its name to whOOdoo.com, Inc. At the time of the acquisition of whOOdoo Florida, Greystone had no operations or liabilities. The merger and recapitalization was accounted for as a reverse merger. As a result, the Company's financial statements of the Company, prior to June 1, 2000 are those of whOOdoo Florida. Collectively Ballistic Ventures, Inc., Greystone Credit, Inc. and whOOdoo.com, Inc., are known as "We", "Us", "Our" Or "Company".

Effective May 31, 2000, the Company ceased all activities and operations and became an inactive company. On that date, Ballistic Ventures, K2 Ventures, Inc. (the "Purchaser"), the former president, and former vice president and certain other stockholders (the "Other Stockholders") entered into an Escrow Agreement (the "Escrow Agreement").  K2 Ventures, Inc. was established to effect the purchase of 11,235,700 shares of common stock, from the former president, the former vice president and the other shareholders of the Company.  The purchaser, K2 Ventures, Inc. was incorrectly documented in the prior Escrow Agreement dated May 31, 2000, Preliminary Information Statement dated November 26, 2001 and other Company filings such as Form 10KSB and 10QSB.  The correct name of the purchaser is K2 Ventures Ltd., also referenced as K2 Ventures Limited.

The Escrow Agreement provided that the former president would purchase a portion of our assets from us for $1.00, the former vice president would release the parties to the Escrow Agreement from any liability or claim he may have against such parties for past or future actions in exchange for our rights known as "Post Offer", and the purchaser would purchase 11,235,700 shares of common stock from the former president, the former vice president and the other shareholders, and assume liabilities totaling approximately $89,000.

The total consideration that K2 Ventures Ltd. provided for the purchase of the 11,235,700 shares of common stock was the assumption of the liabilities of the Company in the amount of $89,000.

The Escrow Agreement was consummated in 2002, following the filing of a Form 14C with the Securities and Exchange Commission and distribution of the Form 14C to the Company's shareholders.

Upon finalizing the Escrow Agreement and after the 4-to-1 reverse stock split on January 21, 2003, K2 Ventures, Inc. was issued a Ballistic Ventures stock Certificate for 2,808,925 shares (11,235,700 shares pre-reverse stock split).  On June 2, 2003, K2 Ventures had the K2 Ventures, Inc. stock certificate cancelled and reissued to K2 Ventures, Ltd.  On September 12, 2003, K2 Ventures Ltd. transferred its holdings of 2,808,925 shares of common stock of Ballistic Ventures, Inc. whereas 1,404,463 shares were transferred to Kashmir Overseas Holdings, Ltd. and 1,404,462 shares were transferred to Monashee Limited. The transfers were to entities with the same beneficial ownership as K2 Ventures Ltd. and were transferred without consideration and were accordingly not sales.

SUBSEQUENT EVENTS AND BUSINESS DEVELOPMENTS

On November 10, 2003, the Company entered into a letter of agreement with River Capital Limited, a Bermuda corporation, providing for the acquisition of River Capital by the Company by the issuance of the Company's shares to the shareholders of River Capital.  River Capital, with headquarters in Bermuda, has substantial contacts and experience in the reinsurance industry.  Our proposed Bermuda operation will seek registration as a Class 3 insurance company with the Bermuda insurance authorities.  Upon obtaining this authority, the Company shall complete its acquisition of River Capital and the subsidiary shall commence operations as a provider of insurance and reinsurance products and services.

Should the Company not complete its intended acquisition of River Capital, the Company will be required to rely on management's skill, experience and judgment, both in regard to selectivity, and in any final decision to pursue another business venture, as well as the form of business combination, should an agreement be reached at some point to acquire or combine.

There would be no particular type of business or industry that the Company would be concentrating on at this time. The management would look at any potential acquisition that would best serve the interests and maximize shareholder value in the future. The Company would not confine our search for any particular business or business venture to any geographical area.

Members of the Company's management, through their various business contacts, would search for potential business partners whom they feel are deemed to be likely targets for a business combination with the Company.

Material factors that management would consider before acquiring a business or entering into a business venture would be the strength of the management team of the new business and its corporate governance procedures and policies. The potential transaction would be evaluated with the intent of maximizing shareholder value in the future. Any acquisition would likely be financed by the issuance of the Company's stock to the owners of the acquired entity.

OUR OPERATIONS

The Company's offices are located at 100 Adelaide Street West #1302, Toronto, Canada. There are currently no full-time employees, nor are there plans to hire any.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company has no property and enjoys the non-exclusive use of office and telephone services of its Secretary. The registrant neither owns nor leases any real or personal property. Office services are currently provided without charge. Such costs are immaterial.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

   HIGH            LOW

   -----           -----

Year 2001 July      1 - September 30         $.00            $ .00

Year 2001 October   1 - December  31         $.05            $ .00

Year 2002 January   1 - March 31             $.05            $ .05

Year 2002 April     1 - June 30              $.05            $ .05

Year 2002 July      1 - September 30         $.19            $ .05

Year 2002 October   1 - December  31         $.30            $ .15

Year 2002 January   1 - March 31             $.68 *          $ .15 *

Year 2002 April     1 - June 30              $.15 *          $ .15 *

*Reflects effect of 4-to-1 reverse stock split.

As of October 31, 2003 there were approximately 525 beneficial holders of our common stock.

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

GOING CONCERN

For the fiscal year ended June 30, 2003, the Company's auditors in Note 3, of the Financial Statements, have noted that there is substantial doubt about the Company's ability to continue as a going concern. The Company's existence is dependent upon management funding operations, locating and merging the Company into a viable operating company and raising sufficient capital. At this point in time it is impossible to state an amount of additional funding which we believe would remove the going concern opinion, as the Company is inactive at this time.

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

YEAR ENDED JUNE 30, 2003 COMPARED TO FOR THE YEAR ENDED JUNE 30, 2002

The Company is inactive at this time. Operational expenses during the years ended June 30, 2003 and 2002 of $33,455 and $33,423 consisted primarily of professional fees necessary to complete certain corporate filings with the SEC.  Accordingly, the Company incurred losses of $40,161 and $39,118 for the 2003 and 2002 fiscal years, respectively.

PLAN OF OPERATION

The Company intends to fund operations by loans or capital contributions from affiliates and through the issuance of shares by way of private placement, while locating and merging the Company into a viable operating entity and raising sufficient capital.

LIQUIDITY AND CAPITAL RESOURCES

Since we are inactive, we have minimal operating expenses and limited liabilities.

At June 30, 2002, we owed $94,853 to Lines Overseas Management Limited for amounts advanced to us to pay our operating expenses.  As of July 1, 2002, Lines Overseas Management Limited elected to contribute this amount to capital.  Lines Overseas Management also contributed to capital advances of $33,488 that were made during the fiscal year ended June 30, 2003.  Accordingly, at June 30, 2003, our working capital deficit was $13,028.

We were also informed that Lines Overseas Management would be withdrawing its guarantees and commitments.  Accordingly, we expect that we will have to raise additional funds to cover our operating expenses.  There is no guarantee we can raise additional funds in the future.

While we do not have any capital commitments, we have entered into a letter of intent for the proposed acquisition of River Capital Limited, a Bermuda-based company with substantial contacts and experience in the reinsurance industry.  As part of the proposed business plan, our proposed Bermuda operation will seek registration as a Class 3 insurance company with the Bermuda insurance authorities.  Upon obtaining this authority and raising at least $1.5 million for the proposed operations, we will complete the acquisition of River Capital Limited. Our present intentions are to sell debt or equity securities.

In November and December 2003, we sold 760,000 shares of our common stock at $0.50 per share in a private placement.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections" ("SFAS 145"). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") are met.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 will have a significant impact on the financial statements.

In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions" - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method",

provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FAS 123" ("SFAS 148"). SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). Many of these instruments were previously classified as equity. Although some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements", the remainder are consistent with FASB's intention to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the application of SFAS 150 to have a material effect on its condensed financial statements.

ITEM 7.

 FINANCIAL STATEMENTS

The financial statements required in this Form 10-KSB are set forth beginning on page F-1

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

 DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2003 (the "Evaluation Date"). Such evaluation was conducted under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and its Chief Financial Officer ("CFO"). Based upon such evaluation, the Company's CEO and CFO have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE

  WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table provides important information concerning our directors, executive officers, and key employees as of October 31, 2003.

NAME                 AGE    POSITION

----                 ---    --------

Richard King

41

Chairman and Chief Executive Officer

William P. Dickie    61     Chief Financial Officer, Director, Secretary

Eric Pinkney         41     Director

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

CODE OF ETHICS

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company.  We expect to adopt a code by the end of the current fiscal year.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Upon our registration under the Securities Exchange Act of 1934 on April 11, 2000, our officers and directors, and persons who own more than 10% of a registered class of our equity securities, were required to file reports of ownership and changes in ownership with the Securities and Exchange Commission pursuant to Section 16(a) of that Act.  The following table sets forth filing activity during the most recently completed fiscal year:

REPORTING PERSON	DATE REPORT DUE	DATE REPORT FILED
Eric Pinkney	Form 4 due 04/30/03	10/21/03
Eric Pinkney	Form 4 due 09/19/03	10/21/03

ITEM 10.  EXECUTIVE COMPENSATION

There is no present program of executive, or director compensation, and no plan of compensation is expected to be adopted or authorized until a suitable project is located and operations are launched, and revenues are achieved.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

   STOCKHOLDER MATTERS

The following table provides certain information as of October 31, 2003 Concerning the beneficial ownership of the Company's common stock held by each director; each person known by us to be the beneficial owner of at least 5% of the Company's voting stock; and all executive officers and directors as a group.

----------------------- ---------------------------------------- ------

NAME AND ADDRESS

 NUMBER OF COMMON        PERCENTAGE

OF BENEFICIAL OWNER

 SHARES

    OF OWNERSHIP

--------------

-------------------  -------------------

Kashmir Overseas Holdings, Ltd. (1)        1,404,463

27.7%

C/O LOM Securities (Bahamas) Limited

Millennium House

East Mall Drive

P.O. Box F 42498-350

Freeport, Grand Bahama

Monashee Limited (2)

               1,404,462                   27.7%

C/O Waterstreet Corporate Services Limited

27 Reid Street

1st Floor

P.O. Box HM 3051

Hamilton, HM NX

Bermuda

Largo Flight Limited (3)                    644,625

12.7%

C/O LOM Securities (Cayman) Limited

Buckingham Square

West Bay Road

P.O. Box 30997 SMB

Grand Cayman

Cayman Islands

Eric Pinkney

                       186,075

3.7%

1283 Crossfield Bend

Mississauga, Ontario

L5G 3P5

William P. Dickie                             25,000

0.5%

100 Adelaide Street West

Suite 1302

Toronto, Ontario

Canada M5H 1S3

Richard King

Nil

0%

13 Pinetree Lane

Sandy's MA 02

Bermuda

All directors and executive officers

of the Company as a group (3 persons)

Represent less than 5% voting power             211,075             4.2%

--------------------------------------------------------          --------

1)Directors of Kashmir Overseas Holdings, Ltd. are Craig Lines and Scott Lines.

2)Directors of Monashee Limited are Brian Lines and Scott Lines.

3)Directors of Largo Flight Limited are Brian Lines and Scott Lines.

At June 30, 2003, we did not have any equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company had received advances from an overdraft demand loan from Lines Overseas Management Limited which had a balance of $94,853 as of June 30, 2003.  As of July 1, 2002 Lines Overseas Management Limited elected to contribute the unpaid principal and interest of $94,852 to capital. In addition the advances during the year ended June 30, 2003 of $33,488 were also contributed to capital. The advances were used to pay the operating expenses of the Company.

On August 12, 2002, Ballistic Ventures Board of Directors approved of engaging LOM Capital Limited to reorganize the company and provide corporate finance services as directed by the Board of Directors.  To-date, no amounts are owed to LOM Capital Limited for services provided. LOM Capital Limited is an entity affiliated with the majority shareholder of the Company.

Mr. Pinkney had entered into a verbal agreement with K2 Ventures, that in return for no direct executive compensation, he was allowed to purchase from K2 Ventures 200,000 (pre-reverse stock split) common shares of the company at a future point in time at $0.15 per share.  This verbal agreement was terminated on April 28, 2003 whereby Ballistic Ventures, Inc. granted Mr. Pinkney the right to acquire up to 50,000 Ballistic common shares exercisable only if Ballistic Ventures, Inc. issues new shares via a financing offering, with an exercise price of US$0.40 per share.  However on September 17, 2003, Mr. Pinkney surrendered and terminated the options per the April 28, 2003 agreement and any other compensation agreed upon or inferred.  Also the Board of Directors of Ballistic Ventures, Inc. acknowledged and accepted that a major shareholder of Ballistic Ventures, Inc. has granted 186,075 Ballistic Ventures common shares to Mr. Pinkney as a gift to compensate for the renouncement of the above mentioned options.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following are exhibits to this report:

Number

   Description

------

   -----------

2.1              Form of Certificate Incorporation of Ballistic Ventures, Inc.*

21               Subsidiaries*

31.1

   Rule 13a-14(a) Certification of Principal Executive Officer

31.2

   Rule 13a-14(a) Certification of Chief Financial Officer

32.1

   Section 1350 Certification of Principal Executive Officer

32.2

   Section 1350 Certification of Chief Financial Officer

*Previously filed.

REPORTS ON FORM 8-K

none

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the fiscal years ended June 30, 2003 and 2002, our principal accountant billed $8,181 and $12,906, respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2003 and 2002.

TAX FEES

For the fiscal years ended June 30, 2003 and 2002, our principal accountant did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES

There were no other fees billed by our principal accountants other than those disclosed above for fiscal years 2002 and 2003.

PRE-APPROVAL POLICIES AND PROCEDURES

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed.   All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 23, 2004                          Ballistic Ventures, Inc.

By: /s/ William Dickie

--------------------------------

William Dickie, Secretary and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Richard King Richard King	Chairman and Chief Executive Officer (Principal Executive Officer)	January 23, 2004
/s/ William P. Dickie William P. Dickie	Chief Financial Officer, Director and Secretary (Principal Financial and Accounting Officer)	January 23, 2004
/s/ Eric Pinkney Eric Pinkney	Director	January 23, 2004

Exhibit 31.1

RULE 13a-14(a) CERTIFICATION

I, Richard King, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Ballistic Ventures, Inc.;

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

4.

The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:

January 23, 2004

/s/ Richard King

Richard King

Chairman and Chief Executive

Officer

Exhibit 31.2

RULE 13a-14(a) CERTIFICATION

I, William Dickie, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Ballistic Ventures, Inc.;

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

4.

The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:

January 23, 2004

/s/ William Dickie

William Dickie

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Ballistic Ventures, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard King, Chairman andChief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard King

Richard King

Chairman Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Ballistic Ventures, Inc. (the "Company") on Form 10-KSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William Dickie, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ William Dickie

William Dickie

Chief Financial Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and

Stockholders

Ballistic Ventures, Inc.

We have audited the accompanying balance sheet of Ballistic Ventures, Inc., (a development stage company) as of June 30, 2003, and the related statements of operations, stockholders' deficit and cash flows for the years ended June 30, 2003 and 2002 and for the period June 1, 2000 (inception) to June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ballistic Ventures, Inc., as of June 30, 2003, and the results of its operations and cash flows for the years ended June 30, 2003 and 2002 and the period from June 1, 2000 (inception) to June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sweeney, Gates & Co.

                                       Sweeney, Gates & Co.

Fort Lauderdale, Florida

December 22, 2003

F-1

BALLISTIC VENTURES, INC.
(a development stage company)
BALANCE SHEET
JUNE 30, 2003

ASSETS

Total assets	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$ 13,028

Total current liabilities	13,028

Stockholders' deficit:
Common stock, $.001 par value, 50,000,000 shares
authorized: 5,076,455 shares issued and outstanding	5,076
Additional paid-in capital	196,163
Deficit accumulated during development stage	(214,267)

Total stockholders' deficit	(13,028)

Total liablities and stockholders' deficit	$ -

The accompanying notes are an integral part of these financial statements.
F-2

BALLISTIC VENTURES, INC.
(a development stage company)
STATEMENTS OF OPERATIONS

	For the year	For the year	June 1, 2000
	ended	ended	(inception) to
	June 30,	June 30,	June 30,
	2003	2002	2003

Revenue	$ -	$ -	$ -

Total revenue	-	-	-

Expenses:
Selling general and administrative	33,455	33,423	102,655
Impairment of goodwill	-	-	97,997

Total operating expenses	33,455	33,423	200,652

Total operating loss	(33,455)	(33,423)	(200,652)

Other income (expense):
Miscellaneous income	-	-	2,298
Interest expense	(6,706)	(5,695)	(15,913)
	(6,706)	(5,695)	(13,615)

Net loss	$ (40,161)	$ (39,118)	$ (214,267)

Net loss per share - basic and diluted	$ -	$ -

Weighted average shares outstanding	5,076,455	5,076,455

The accompanying notes are an integral part of these financial statements.
F-3

BALLISTIC VENTURES, INC.
(a development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

				Deficit
				accumulated
			Additional	during
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total

Balance, June 1, 2000	4,943,642	$ 4,943	$ 14,830	$ -	$ 19,773

Exercise of warrants	132,813	133	52,992	-	53,125

Net loss for the year ended June 30, 2000	-	-	-	(103,140)	(103,140)

Balance, June 30, 2000	5,076,455	5,076	67,822	(103,140)	(30,242)

Net loss for the year ended June 30, 2001	-	-	-	(31,848)	(31,848)

Balance, June 30, 2001	5,076,455	5,076	67,822	(134,988)	(62,090)

Net loss for the year ended June 30, 2002				(39,118)	(39,118)

Balance, June 30, 2002	5,076,455	5,076	67,822	(174,106)	(101,208)

Contribution of related party note payable	-	-	128,341	-	128,341

Net loss for the year ended June 30, 2003	-	-	-	(40,161)	(40,161)

Balance, June 30, 2003	5,076,455	$ 5,076	$ 196,163	$ (214,267)	$ (13,028)

The accompanying notes are an integral part of these financial statements.
F-4

BALLISTIC VENTURES, INC
(a develpment stage company)
STATEMENTS OF CASH FLOWS

	For the year	For the year	June 1, 2000
	ended	ended	(inception) to
	June 30,	June 30,	June 30,
	2003	2002	2002
Cash flows from operating activities:
Net loss	$(40,161)	$(39,118)	$(214,267)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Impairment loss on goodwill	-	-	97,997
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	-	1,271
(Increase) decrease in prepaid expenses	2,500	-	-
Increase (decrease) in accounts payable	4,173	6,831	(65,852)

Total adjustments	6,673	6,831	33,416

Net cash used by operations	(33,488)	(32,287)	(180,851)

Cash flows from financing activities:
Issuance of common stock	-	-	53,125
Proceeds from loan payable	33,488	32,129	128,341
Payment of loan payable	-	-	(10,000)

Net cash provided by financing activities	$33,488	$32,129	$171,466

Net increase (decrease) in cash	-	(158)	(9,385)

Cash at beginning of period	-	158	9,385

Cash at end of period	$-	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental non-cash financing transactions:
Contribution of loan to equity	$128,341	$-	$128,341
The accompanying notes are an integral part of these financial statements.
F-5

BALLISTIC VENTURES, Inc.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

1. BUSINESS AND BASIS OF PRESENTATION

Ballistic Ventures, Inc. (the "Company") was incorporated in Florida on June 17, 1997 as Greystone Credit, Inc. and merged into whOOdoo.com, Inc. a Delaware corporation and was subsequently renamed Ballistic Ventures, Inc.   After ceasing active operations on June 1, 2000, the Company re-entered into the development stage and now operates with the purpose of merging with another company. Goodwill associated with the prior operations of $97,997 was written off on June 1, 2000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS - The Company considers all unrestricted deposits and highly liquid investments, readily convertible to known amounts, with an original maturity of three months or less, to be cash equivalents.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards Board No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. SFAS 144 excludes goodwill and intangible assets.  When an asset exceeds its expected operating cash flow, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 with early application encouraged. As a result of a sale in 2000, an impairment expense was recognized during the 2000 year and goodwill relating to the impaired asset was written off.

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

RECENT ACCOUNTING PRONOUNCEMENTS -

In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections" ("SFAS 145"). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") are met.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a significant impact on the financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued.  The accounting requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have any impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FAS 123" ("SFAS 148"). SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS No. 148 is effective for fiscal years ending after December 15, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). Many of these instruments were previously classified as equity. Although some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements", the remainder are consistent with FASB's intention to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the application of SFAS 150 to have a material effect on its condensed financial statements.

3. GOING CONCERN

The Company was a development stage entity through June 30, 2003. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of all liabilities in the normal course of business.

On May 31, 2000, the Company discontinued all operations and is presently an inactive company. As of June 30, 2003, the Company had a deficit accumulated during the development stage of $214,267. During the year ended June 30, 2003, and the period ended June 1, 2000 (inception) to June 30, 2003, the Company suffered operating losses of $40,161 and $214,267, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plan to alleviate this going concern issue is to raise capital and merge with a viable operating company. The Company's continued existence is dependent upon management funding operations, locating and merging the Company into a viable operating company and raising sufficient capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. DUE TO RELATED PARTY

At June 30, 2002, we owed $94,853 to Lines Overseas Management Limited for amounts advanced to us to pay our operating expenses.  As of July 1, 2002, Lines Overseas Management Limited elected to contribute this amount to capital.  Lines Overseas Management also contributed to capital advances of $33,488 that were made during the fiscal year ended June 30, 2003. The advances were used to pay the operating expenses of the Company.

As of June 30, 2003, Lines Overseas Management Limited elected to contribute the unpaid principal and interest of all loans totaling $128,431 to capital.

5. STOCKHOLDERS' EQUITY

On June 2, 2000, 132,813 warrants for common stock were exercised and the Company received proceeds of $53,125.

On January 21, 2003, the Company declared a 4-to-1 reverse stock split. The number of shares issued after giving effect to the split was 5,076,455 (20,305,398 before the split). The effect of the split has been retroactively reflected in prior years. All references to the number of shares outstanding and the per share amounts in the financial statements and related notes have been restated as appropriate to reflect the effect of the split for all periods presented.

On April 28, 2003 the Company granted to a former officer the right to acquire up to 50,000 Ballistic common shares exercisable only if the Company issued new shares via a financing offering, with an exercise price of $0.40 per share.  On September 17, 2003, the former officer surrendered and terminated the options. The Company's Board of Directors acknowledged and accepted that a major shareholder of the Company granted 186,075 Ballistic Ventures common shares to the former officer as a gift to compensate for the renouncement of the above-mentioned options.

Compensation cost for the Company's options was determined using the fair value at the grant date for options consistent with the method of FASB No. 123, which would be zero. The Company's net income (loss) and net income (loss) per share would not have been changed, therefore no proforma amounts have been provided.

6. INCOME TAXES

The Company had available at June 30, 2003 net operating loss carryforwards for federal and state tax purposes of approximately $214,000, which could be applied against taxable income in subsequent years through 2023. The deferred tax asset for net operating losses was approximately $81,000 and $65,000 as of June 30, 2003 and 2002, respectively, and a full valuation allowance was recorded since realization is uncertain.

Reconciliation of the differences between income taxes computed at the federal and state statutory tax rates and the provision for income taxes for the years ended June 30, 2003 and 2002 are approximately as follows:

                                                                2003               2002
                                                                         ----               ----

  Income tax loss at federal statutory tax rate                        (34.00)%          (34.00)%
   State tax, net of federal benefits                                   (3.63)%           (3.63)%
  Valuation allowance                                                   37.63%           37.63%
                                                                 ------------       ------------

  Provisions for taxes                                           $          -       $          -
                                                                 ============       ============

The Company's deferred tax assets are as follows:

                                                                   June 30,           June 30,
                                                                     2003               2002
                                                                     ----               ----

  Net operating loss                                         $    81,000       $     65,000

   Valuation allowance                                                 (81,000)           (65,000)
                                                                 ------------       ------------

  Net deferred tax asset                                         $          -       $          -
                                                                 ============       ============

7. SUBSEQUENT EVENTS

On November 10, 2003, the Company entered into a letter of agreement with River Capital Limited, whereby River Capital shall be acquired by the Company by issuance of 5,076,455 new common shares of the Company to the existing stockholders of River Capital.  This acquisition will be accounted for as a purchase transaction. River Capital Limited, with headquarters in Bermuda, has substantial contacts and experience in the reinsurance industry.

As part of the proposed business plan, the Company's Bermuda operations will seek registration as a Class 3 Insurance Company with the Bermuda insurance regulators. Upon obtaining this authority, the acquisition by the Company of River Capital shall be completed and the Company's subsidiary shall commence operations as a provider of insurance and reinsurance products and services.

The Company will change its name and corporate structure to reflect the proposed business plan.

In November and December of 2003, the Company sold in a private placement 760,000 shares of common stock for $.50 per share.