Form 10QSB/A
period 2003-03-31
BALLISTIC VENTURES INC
filed 2004-03-15
CIK 1104594

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         (x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2003

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

         Yes ( ) No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 11, 2004 the registrant had issued and outstanding 5,076,455 shares of common stock.

Transitional Small Business Disclosure Format (check one);

         Yes ( ) No (x)

                         PART I - FINANCIAL INFORMATION

                                                                        Page No.

                                                                        --------

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Condensed Balance Sheet at

September 30, 2003(unaudited)                                           2

Condensed Statements of Operations

for the Three Months ended September 30, 2003

and 2002 and June 1, 2000 (inception)

to September 30, 2003(unaudited)                                        3

Condensed Statements of Cash Flows for

the Three Months ended September 30, 2003

and 2002  and June 1, 2000 (inception)

to September 30, 2003(unaudited)                                        4

Notes to the Condensed Financial

Statements (unaudited)                                                  5

Item 2. Management's Discussion and Analysis or Plan or Operation

   6

Item 3. Controls and Procedures

   7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

   7

Item 2. Changes in Securities.

   8

Item 3. Defaults Upon Senior Securities.

   8

Item 4. Submission of Matters to a Vote of Security Holders.

   8

Item 5. Other Information.

   8

Item 6. Exhibits and Report on Form 8-K.

   8

SIGNATURES

   8

BALLISTIC VENTURES, INC.

(a development stage company)

CONDENSED BALANCE SHEET

(Unaudited)

ASSETS                                                                               September 30,

                                                                                             2003

                                                                                       ----------

                  Total assets

                                       $       0

                                                                                      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

       Current liabilities:

     Accounts payable

$   14,980

                                                                                     -----------

                  Total current liabilities                                               14,980

                                                                                     -----------

       Stockholders' deficit:

             Common stock, $.001 par value, 50,000,000 shares authorized,

                  5,076,455 shares issued and outstanding                                 5,076

             Additional paid-in capital                                                 199,211

             Deficit accumulated during the development stage                          (219,267)

                                                                                     -----------

                  Total stockholders' deficit                                           (14,980)

                                                                                     -----------

                                                                                     $        0

                                                                                     ===========

    The accompanying notes are an integral part of these condensed financial statements

BALLISTIC VENTURES, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                                                             For the three        For the three

June 1, 2000

                                                              months ended         months ended

(inception) to

                                                               September 30,       September 30,

September 30,

                                                                  2003               2002

    2003

                                                             --------------       -------------

--------------

Revenue                                                       $        -           $    -

$   -

                                                              ----------           ----------

--------------

Total revenue                                                          -                 -

    -

                                                               ----------          ----------                      --------------

Selling, general and administrative expenses                       5,000              3,499

    107,655

Impairment of goodwill                                                 -                  -

     97,997

                                                              ----------           ----------

-------------

Total operating expenses                                           5,000              3,499

   205,652

                                                              ----------           ----------

-------------

Operating loss                                                   (5,000)             (3,499)

  (205,652)

                                                              ==========           ----------                      -------------

Other income (expense):

Miscellaneous income                                                    -                    -

     2,298

Interest expense

     -

 (1,423)

   (15,913)

                                                              -------------          ----------

--------------

    --              (1,423)

   (13,615)

                                                               ------------          ----------                     --------------

Net loss                                                     $    (5,000)           $ (4,922)

$ (219,267)

                                                               ==========           ------------

=============

Net loss per share, basic and fully diluted                   $    (0.00)          $   (0.00)

                                                              ==========           ==========

Weighted average shares outstanding                            5,076,455           5,076,455

                                                              ==========           ==========

    The accompanying notes are an integral part of these condensed financial statements

BALLISTIC VENTURES, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                    For the three            For the three        June 1, 2000

                                                                     months ended           months ended     (date of inception)

                                                                     September 30,            September 30,    to September 30,

                                                                         2003                     2002

     2003

                                                                     -----------              ------------

---------------

Cash flows from operating activities:

Net loss                                                            $   (5,000)               $(4,922)

$(219,267)

  Adjustments to reconcile net income to net cash

    provided by (used in) operating activities:

      Impairment loss on goodwill

-                       -

   97,997

      Changes in assets and liabilities

        Accounts receivable and other assets                                 -                   2,500

    1,271

        Accounts payable

                          1,952                (2,855)

  (63,900)

                                                                    -----------               ----------

----------

     Net cash used in operations

                         (3,048)                 (5,277)

 (183,899)

                                                                    -----------               ----------

----------

Cash flows from financing activities:

       Issuance of common stock

                             --                        -

    53,125

       Proceeds from loan payable

                3,048

             5,277

   131,389

       Payments on short term debt                                            -

                          -

   (10,000)

                                                                    -----------               ----------

-----------

     Net cash provided by financing activities                           3,048                      5,277

   174,514

                                                                    -----------               ----------

-----------

Net (decrease) in cash

                                                -                         -

   (9,385)

Cash at beginning of period                                                  -                         -

    9,385

                                                                    -----------               ----------

------------

Cash at end of period                                                  $     -                $        -

$       -

                                                                    ===========               ==========

------------

Supplemental disclosure of cash flow information:

    Cash paid during the period for interest                           $     -                $        -

$       -

                                                                    ===========               ==========

-------------

    Cash paid during the period for taxes                              $     -                $        -

$       -

                                                                    ===========               ==========

-------------

Supplemental non-cash financing transactions:

    Cash paid during the period for interest                           $ 3,048                $        -

$  131,389

                                                                    ===========               ==========

-------------

    The accompanying notes are an integral part of these condensed financial statements

BALLISTIC VENTURES, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2003

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2003 as filed with the Securities and Exchange Commission.

Note 2 - Going Concern

The Company was in the development stage through September 30, 2003. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

On May 31, 2000, the predecessor of the Company discontinued all operations and the subsequent reorganized Company is inactive. As of September 30, 2003, the Company had a stockholders' deficit of $14,980 and a deficit accumulated during the development stage of $219,267. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3 – Due to Related Party

As of July 1, 2002 Lines Overseas Management Limited elected to contribute the unpaid principal and interest of $94,853 to capital. Lines Overseas Management also contributed to capital advances of $33,488 that were made during the fiscal year ended June 30, 2003.   In addition, advances during the quarter ended September 30, 2003, of $3,048 were also contributed to capital. The advances were used to pay the operating expenses of the Company.

Note 4 – Change in Fiscal Year

On February 9, 2004, the board of directors of Ballistic Ventures, Inc. changed the fiscal year end of the company from June 30 to December 31. Ballistic Ventures, Inc. will file a form 10-KSB for the transition period covering July 1, 2003 through December 31, 2003.

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

Introduction

For the fiscal year ended June 30, 2003 our auditors in Note 3 of the financial statements, noted that there is substantial doubt about our ability to continue as a going concern. Our existence is dependent upon management funding operations, locating and merging us into a viable operating company and raising sufficient capital As the Company is inactive at this time it is impossible to state an amount of additional funding which we believe would remove the going concern opinion.

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

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

The Company is inactive at this time. Operational expenses during the three months ended September 30, 2003 and 2002 of $5,000 and $3,499 consisted primarily of professional fees necessary to complete certain corporate filings with the SEC.

PLAN OF OPERATION

We intend to fund operations by loans, capital contributions from affiliates, or selling debt or equity securities while locating and merging into a viable operating entity and raising sufficient capital.

LIQUIDITY AND CAPITAL RESOURCES

Since we are inactive, we have minimal operating expenses and limited liabilities.

At June 30, 2002, we owed $94,853 to Lines Overseas Management Limited for amounts advanced to us to pay our operating expenses.  As of July 1, 2002, Lines Overseas Mangement Limited elected to contribute this amount to capital.  Lines Overseas Management also contributed to capital advances of $33,488 that were made during the fiscal year ended June 30, 2003, and advances of $3,048 that were made during the quarter ended September 30, 2003.  Accordingly, at September 30, 2003, our working capital deficit was $14,980.

We were also informed that Lines Overseas Management would be withdrawing its undertaking, guarantees and commitments.  Accordingly, we expect that we will have to raise additional funds to cover our operating expenses.  There is no guarantee we can raise additional funds in the future.

While we do not have any capital commitments, we have entered into a letter of intent for the proposed acquisition of River Capital Limited, a Bermuda-based company with substantial contacts and experience in the reinsurance industry ..  As part of the adopted business plan, our proposed Bermuda operations will seek registration as a Class 3 insurance company with the Bermuda insurance authorities.  Upon obtaining this authority and raising at least $1.5 million for the proposed operations, we will complete the acquisition of River Capital Limited. Our present intentions are to sell debt or equity securities.

Critical Accounting Policies

Our accounting policies are fully described in Note 2 of the Notes to the Financial Statements for the year ended June 30, 2003, which were included in our Form 10-KSB as filed with the Securities and Exchange Commission.  As discussed in Note 2, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimates, and such difference may be material to our financial statements. We believe that the following discussion addresses our Critical Accounting Policies.

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

Item 3. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2003 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

32.1

Section 1350 Certification of Principal Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer

         (b) Reports on Form 8-K.

         During the three months ended September 30, 2003 the Company did not file any reports on Form 8-K.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                          Ballistic Ventures, Inc.

Date: February 11, 2004                                                   By: /s/ William Dickie

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

February 11, 2004

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

February 11, 2004

William Dickie

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ballistic Ventures, Inc. (the “Company”) on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard King, Chairman (Chief Executive Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ballistic Ventures, Inc. (the “Company”) on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William Dickie, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

William Dickie

Chief Financial Officer

12