Form 10KSB
BALLISTIC VENTURES INC
filed 2004-05-05
CIK 1104594

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

( ) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

OR

(x ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 For the transition period from July 1, 2003 to December 31, 2003

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

Revenues for the most recent fiscal year: $0. Aggregate market value of the voting common stock held by non-affiliates:$6,079,575 as of March 31, 2004

As of March 31, 2004 the registrant had issued and outstanding 6,106,455 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one);

Yes ( ) No (x)

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

BRIEF OVERVIEW

We are a development stage Internet company which had developed and was in the process of refining a network of regional search engine Internet portals to provide the users access to more localized, relevant, and interest-specific information than they presently could obtain from the more established, large Internet search engine portals and to provide local businesses an opportunity to target these local users.

As of May 2000, it became apparent to management the Company would be unable to continue the original business plan path, which it had intended to pursue, and the Company would have to change its focus in order to maximize the value of the common stock and ultimately maximize shareholder value.  The Company was unable to generate enough revenue to meet our day-to-day operating expenses and could not foresee doing so it could become a viable operation.  The Company's working capital was limited and it could not raise further financing.

Because of these circumstances, the Company's business was discontinued and it disposed of certain assets.  The Company's plan is to acquire a new viable business.

OUR HISTORY

On July 17, 2000, whOOdoo.com Inc. changed its name to Ballistic Ventures, Inc.

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

Effective May 31, 2000, the Company ceased all activities and operations and became an inactive company.  On that date, Ballistic Ventures, K2 Ventures, Inc. (the "Purchaser"), the former president, and former vice president and certain other stockholders (the "Other Stockholders") entered into an Escrow Agreement (the "Escrow Agreement").  K2 Ventures, Inc. was established to purchase 11,235,700 shares of common stock, from the former president, the former vice president and the other shareholders of the company.  The purchaser, K2 Ventures, Inc., was incorrectly documented in the prior Escrow Agreement dated May 31, 2000, Preliminary Information Statement dated November 26, 2001 and other company filings such as Form 10KSB and 10QSB.  The correct name of the purchaser is K2 Ventures Ltd., also referenced as K2 Ventures Limited.

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

The total consideration that K2 Ventures Ltd. provided for the purchase of the 11,235,700 shares of common stock was the assumption of $89,000 in liabilities.

The Escrow Agreement was consummated in 2002 following the filing of a Form 14C with the Securities and Exchange Commission, and distribution of the Form 14C to the Company's shareholders.

Upon finalizing the Escrow Agreement and after the 4-to-1 reverse stock split on January 21, 2003, K2 Ventures, Inc. was issued a Ballistic Ventures stock Certificate for 2,808,925 shares (11,235,700 shares pre-reverse stock split).  On June 2, 2003, K2 Ventures had the K2 Ventures, Inc. stock certificate cancelled and reissued to K2 Ventures, Ltd.  On September 12, 2003, K2 Ventures Ltd. transferred its holdings of 2,808,925 shares of common stock of Ballistic Ventures, Inc. to Kashmir Overseas Holdings, Ltd. (1,404,463 shares) and Monashee Limited (1,404,462 shares).  As the transfers were to entities with the same beneficial ownership as K2 Ventures Ltd. and without consideration, they were not deemed to be sales.

BUSINESS DEVELOPMENT

On November 10, 2003, the Company entered into a letter of agreement with River Capital Limited, a Bermuda corporation, providing for the acquisition of River Capital by the Company by the issuance of the Company's shares to the shareholders of River Capital.  River Capital, with headquarters in Bermuda, has substantial contacts and experience in the reinsurance industry.  A Bermuda subsidiary of the Company will seek registration as a Class 3 insurance company with the Bermuda insurance authorities.  Upon obtaining this authority, the Company shall complete its acquisition of River Capital and the subsidiary shall commence operations as a provider of insurance and reinsurance products and services.

Should the Company not complete its intended acquisition of River Capital, the Company will be required to rely on management's skill, experience and judgment, both in regard to selectivity, and in any final decision to pursue another business venture, as well as the form of business combination, should an agreement be reached at some point to acquire or combine.

There would be no particular type of business or industry that the Company would be concentrating on at this time.  The management would look at any potential acquisition that would best serve the interests and maximize shareholder value in the future.  The Company would not confine its search for any particular business or business venture to any geographical area.

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

OUR OPERATIONS

The Company currently operates out of 130 King Street West, Suite 3680, Toronto, Ontario, Canada.  There are currently no full-time employees, nor are there plans to hire any.

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

          HIGH             LOW

         -----            -----

Year 2002 January   1 - March 31             $0.20            $0.20

Year 2002 April     1 - June 30              $0.20            $0.20

Year 2002 July      1 - September 30         $0.76            $0.20

Year 2002 October   1 - December 31          $1.20            $0.60

Year 2003 January   1 - March 31             $0.68            $0.15

Year 2003 April     1 - June 30              $0.15            $0.15

Year 2003 July      1 - September 30         $0.15            $0.15

Year 2003 October   1 - December 31          $0.15            $3.25

Year 2004 January   1 - March 31             $3.25            $1.25

As of March 31, 2004 there were approximately 525 beneficial holders of our common stock.

The Company has not paid dividends on our stock and it does not anticipate paying any dividends thereon in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following Management's Discussion and Analysis or Plan of Operation is qualified by reference to and should be read in conjunction with, our Financial Statements and the Notes thereto as set forth beginning on page F-1.

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

INTRODUCTION

For the six months ended December 31, 2003, the Company's auditors, in Note 3 of the Financial Statements, have noted that there is substantial doubt about the Company's ability to continue as a going concern.  The Company's existence is dependent upon management funding operations, locating and merging the Company into a viable operating company and raising sufficient capital. At this point in time it is impossible to state an amount of additional funding which we believe would remove the going concern opinion, as the Company is inactive at this time.

The Company does not have any business operations.  The Company has neither a history of earnings nor has it paid dividends. The Company is unlikely to realize earnings or pay dividends in the immediate or foreseeable future.

There is no assurance that the Company will be able to complete an acquisition which will be profitable.  The Company has entered into a letter of agreement for the acquisition of River Capital  Limited, but that acquisition is contingent, among other things, upon a Bermuda subsidiary obtaining registration as a Class 3 insurance company with the Bermuda insurance authorities.  Even if such registration is obtained, the Company may not be able to finance the acquisition and additional needs for working capital and operations.

The Company has changed its fiscal year end from June 30 to December 31, accordingly, the following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the six months ended December 31, 2003 as compared to six months ended December 31, 2002 and for the years ended June 30, 2003 and 2002 and should be read in conjunction with the Financial Statements and related notes appearing elsewhere in this report.

SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2002

The Company is inactive at this time. Operational expenses during the six months ended December 31, 2003 and 2002 of $91,490 and $3,863, respectively, consisted primarily of professional fees necessary to complete certain corporate filings with the SEC. For the six months ended December 31, 2003, the operational expenses also included a $31,667 charge related to the Company's agreement to satisfy all reasonable expenses incurred to effect the proposed acquisition of River Capital.  Accordingly, the Company incurred losses of $92,070 and $5,213 for the six months ended December 31, 2003 and 2002, respectively.

YEAR ENDED JUNE 30, 2003 COMPARED TO THE YEAR ENDED JUNE 30, 2002

The Company is inactive at this time. Operational expenses during the years ended June 30, 2003 and 2002 of $33,455 and $33,423, respectively, consisted primarily of professional fees necessary to complete certain corporate filings with the SEC.  Accordingly, the Company incurred losses of $40,161 and $39,118 for the years ended June 30, 2003 and 2002, respectively.

PLAN OF OPERATION

The Company intends to fund operations by funds obtained through the private placement of its securities.

LIQUIDITY AND CAPITAL RESOURCES

Since we are inactive, we have minimal operating expenses and limited liabilities.

Net cash used in operating activities was $17,284 for the six months ended December 31, 2003, as compared to $13,890 for the same period ended December 31, 2002.  The primary use of cash from operations in 2002 was to fund operations.  We partially offset the net loss by increases in accounts payable.

Net cash provided by financing activities was $381,782 for the six months ended December 31, 2003, as compared to $13,890 in 2002.  In November and December 2003, we sold 760,000 shares of our common stock at $0.50 per share in a private placement.  From January 2004 to March 2004, an additional 270,000 shares were sold for gross proceeds of $135,000.

On November 10, 2003, the Company entered into a letter of agreement with River Capital Limited, a Bermuda corporation, providing for the acquisition of River Capital by the Company by the issuance of the Company's shares to the shareholders of River Capital.  River Capital, with headquarters in Bermuda, has substantial contacts and experience in the reinsurance industry.  A Bermuda subsidiary of the Company will seek registration as a Class 3 insurance company with the Bermuda insurance authorities.  Upon obtaining this authority and raising at least $1.5 million for the proposed operations, we will complete the acquisition of River Capital Limited. Our present intentions are to sell debt or equity securities.

At June 30, 2002, we owed $94,853 to Lines Overseas Management Limited for amounts advanced to us to pay our operating expenses.  As of July 1, 2002, Lines Overseas Management Limited elected to contribute this amount to capital.  Lines Overseas Management also contributed to capital advances of $3,048 that were made during the six months ended December 31, 2003 and $33,488 that were made during the fiscal year ended June 30, 2003.  Accordingly, as a result of the receipt of private placement proceeds and this capital contribution, at December 31, 2003, our working capital was $296,560.

We were also informed that Lines Overseas Management would be withdrawing its undertaking, guarantees and commitments.  Accordingly, as a result of the receipt of private placement proceeds and this capital contribution, we expect that we will have to raise additional funds to cover our operating expenses.  There is no guarantee we can raise additional funds in the future.

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

ITEM 7.

 FINANCIAL STATEMENTS

The financial statements required in this Form 10-KSB are set forth beginning on page F-1

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

 DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2003 (the "Evaluation Date"). Such evaluation was conducted under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and its Chief Financial Officer ("CFO"). Based upon such evaluation, the Company's CEO and CFO have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE

  WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table provides important information concerning our directors, executive officers, and key employees as of December 31, 2003.

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

CODE OF ETHICS

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company.  We expect to adopt a code by June 30, 2004.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Upon our registration under the Securities Exchange Act of 1934 on April 11, 2000, our officers and directors, and persons who own more than 10% of a registered class of our equity securities, were required to file reports of ownership and changes in ownership with the Securities and Exchange Commission pursuant to Section 16(a) of that Act.  The following table sets forth filing activity during the six months ended December 31, 2003:

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

   STOCKHOLDER MATTERS

The following table provides certain information as of March 31, 2004 concerning the beneficial ownership of the Company's common stock held by each director; each person known by us to be the beneficial owner of at least 5% of the Company's voting stock; and all executive officers and directors as a group.

----------------------- ---------------------------------------- ------

NAME AND ADDRESS

 NUMBER OF COMMON        PERCENTAGE

OF BENEFICIAL OWNER

           SHARES

       OF OWNERSHIP

--------------

-------------------  -------------------

Kashmir Overseas Holdings, Ltd. (1)        1,404,463

  23.0%

C/O LOM Securities (Bahamas) Limited

Millennium House

East Mall Drive

P.O. Box F 42498-350

Freeport, Grand Bahama

Monashee Limited (2)

                    1,404,462         23.0%

C/O Waterstreet Corporate Services Limited

27 Reid Street

1st Floor

P.O. Box HM 3051

Hamilton, HM NX

Bermuda

Largo Flight Limited (3)                      644,625

  10.6%

C/O LOM Securities (Cayman) Limited

Buckingham Square

West Bay Road

P.O. Box 30997 SMB

Grand Cayman

Cayman Islands

Eric Pinkney

                            196,075

   3.2%

1283 Crossfield Bend

Mississauga, Ontario

L5G 3P5

William P. Dickie                              25,000

   0.4%

100 Adelaide Street West

Suite 1302

Toronto, Ontario

Canada M5H 1S3

Richard King

              Nil

     0%

13 Pinetree Lane

Sandy's MA 02

Bermuda

All directors and executive officers

of the Company as a group (3 persons)

Represent less than 5% voting power            221,075         3.6%

--------------------------------------------------------          --------

1)Directors of Kashmir Overseas Holdings, Ltd. are Craig Lines and Scott Lines.

2)Directors of Monashee Limited are Brian Lines and Scott Lines.

3)Directors of Largo Flight Limited are Brian Lines and Scott Lines.

At December 31, 2003, we did not have any equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company had received advances from an overdraft demand loan from Lines Overseas Management Limited which had a balance of $94,853 as of June 30, 2002.  As of July 1, 2002 Lines Overseas Management Limited contributed the unpaid principal and interest of $94,853 to capital.  In addition, the advances during the six months ended December 31, 2003 of $3,048 and advances during the year ended June 30, 2003 of $33,488 were also contributed to capital. Theses advances were used to pay the operating expenses of the Company.  At December 31, 2003, the Company owed $8,124 to Lines Overseas Management Limited.

Pursuant to the letter of intent relating to the River Capital merger transaction, the funds raised in the Company's 2003 private placement shall be at the disposal of River Capital to satisfy all reasonable expenditures pursuant to the merger. The Company is providing $20,000 per month to cover such expenses. For the year ended December 31, 2003 a total of $40,000 has been expensed.

On August 12, 2002, Ballistic Ventures' Board of Directors approved of engaging LOM Capital Limited to reorganize the company and provide corporate finance services as directed by the Board of Directors.  To-date, LOM Capital Limited has not charged Ballistic Ventures for services provided. LOM Capital Limited is an entity affiliated with the majority shareholders of the Company.

Mr. Pinkney had entered into a verbal agreement with K2 Ventures, that in return for no direct executive compensation, he was allowed to purchase from K2 Ventures 200,000 (pre-reverse stock split) common shares of the company at a future point in time at $0.15 per share.  This verbal agreement was terminated on April 28, 2003 whereby Ballistic Ventures, Inc. granted Mr. Pinkney the right to acquire up to 50,000 Ballistic common shares exercisable only if Ballistic Ventures, Inc. issues new shares via a financing offering, with an exercise price of US$0.40 per share.  However on September 17, 2003, Mr. Pinkney surrendered and terminated the options per the April 28, 2003 agreement and any other compensation agreed upon or inferred.  Also the Board of Directors of Ballistic Ventures, Inc. acknowledged and accepted that a major shareholder of Ballistic Ventures, Inc. has granted 186,075 Ballistic Ventures common shares to Mr. Pinkney as a gift to compensate for the renouncement of the above-mentioned options.

On September 12, 2003, K2 Ventures Ltd. transferred its holdings of 2,808,925 shares of common stock of Ballistic Ventures, Inc. to Kashmir Overseas Holdings, Ltd. (1,404,463 shares) and Monashee Limited (1,404,462 shares).  As the transfers were to entities with the same beneficial ownership as K2 Ventures Ltd. and without consideration, they were not deemed to be sales.

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

32.1

   Section 1350 Certification of Principal Executive Officer

32.2

   Section 1350 Certification of Chief Financial Officer

*Previously filed.

REPORTS ON FORM 8-K

During the last quarter of the period covered by this transition report the following reports on Form 8-K were filed:

On November 19, 2003, the registrant filed a current report dated November 14, 2003 disclosing under Item 5 the signing of its agreement with River Capital Limited.  No financial statements were required to be filed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the six months ended December 31, 2003 our principal accountant billed $11,483 for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings.

For the fiscal years ended June 30, 2003 and 2002, our principal accountant billed $8,181 and $12,906, respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for the six months ended December 31, 2003 and the fiscal years ended June 30, 2003 and 2002.

TAX FEES

For the fiscal years ended December 31, 2003 and 2002, our principal accountant did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES

There were no other fees billed by our principal accountants other than those disclosed above for the six months ended December 31, 2003 or the fiscal years ended June 30, 2003 and 2002.

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

April 28, 2004

                         Ballistic Ventures, Inc.

By: /s/ William Dickie

--------------------------------

William Dickie, Secretary and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Richard King Richard King	Chairman (Principal Executive Officer)	April 28, 2004
/s/ William P. Dickie William P. Dickie	Chief Financial Officer, Director and Secretary (Principal Financial and Accounting Officer)	April 28, 2004
/s/ Eric Pinkney Eric Pinkney	Director	April 28, 2004

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and

Stockholders

Ballistic Ventures, Inc.

We have audited the accompanying balance sheet of Ballistic Ventures, Inc., (a development stage company) as of December 31, 2003 and June 30, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the six months ended December 31, 2003 and for the years ended June 30, 2003 and 2002 and for the period June 1, 2000 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly,in all material respects, the financial position of Ballistic Ventures, Inc., as of December 31, 2003 and June 30, 2003, and the results of its operations and cash flows for the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002 and the period from June 1, 2000 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

                                       Sweeney, Gates & Co.

Fort Lauderdale, Florida

April 28, 2004

BALLISTIC VENTURES, INC.

(a development stage company)

 BALANCE SHEET

December 31, 2003		June 30, 2003
ASSETS

Cash	$364,498	$-

Total current assets	364,498	-

Total assets	$364,498	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$59,814	$13,028
Loan from related party	8,124	-

Total current liabilities	67,938	13,028

Stockholders' equity (deficit):

Common stock, $.001 par value, 50,000,000 shares authorized: 5,836,455 and 5,076,455 shares issued and outstanding	5,836	5,076
Additional paid-in capital	606,451	196,163
Stock subscription receivable	(9,390)	-
Deficit accumulated during development stage	(306,337)	(214,267)

Total stockholders' equity (deficit)	296,560	(13,028)

Total liablities and stockholders' equity (deficit)	$364,498	$-

The accompanying notes are an integral part of these financial statements.

BALLISTIC VENTURES, INC.

(a development stage company)

STATEMENTS OF OPERATIONS

	For the six	For the year	For the year	June 1, 2000
	months ended	ended	ended	(inception) to
	December 31,	June 30,	June 30,	December 31,
	2003	2003	2002	2003

Revenue	$-	$-	$-	$-

Total revenue	-	-	-	-

Expenses:
Selling general and administrative	91,490	33,455	33,423	194,145
Impairment of goodwill	-	-	-	97,997

Total operating expenses	91,490	33,455	33,423	292,142

Total operating loss	(91,490)	(33,455)	(33,423)	(292,142)

Other income (expense):
Miscellaneous income	-	-	-	2,298
Interest expense	(580)	(6,706)	(5,695)	(16,493)

Total other income (expense)	(580)	(6,706)	(5,695)	(14,195)

Net loss	$(92,070)	$(40,161)	$(39,118)	$(306,337)
Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.01)
Weighted average shares outstanding	5,101,318	5,076,455	5,076,455

The accompanying notes are an integral part of these financial statements.

BALLISTIC VENTURES, INC. (a development stage company) STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

					Deficit accumulated during development stage

			Additional paid-in capital	Stock subscription receivable
	Common Stock

	Shares	Amount				Total

Balance June 1, 2000	$4,943,642	$4,943	$14,830	$-	$-	$19,773

Exercise of warrants	132,813	133	52,992	-	-	53,125

Net loss	-	-	-	-	(103,140)	(103,140)

Balance, June 30, 2000	5,076,455	5,076	67,822	-	(103,140)	(30,242)

Net loss	-	-	-	-	(31,848)	(31,848)

Balance, July 1, 2001	5,076,455	5,076	67,822	-	(134,988)	(62,090)

Net loss for the year ended June 30, 2002	-	-	-	-	(39,118)	(39,118)

Balance, June 30, 2002	5,076,455	5,076	67,822	-	(174,106)	(101,208)

Contribution of related party note payable	-	-	128,341	-	-	128,341

Net loss for the year ended June 30, 2003	-	-	-	-	(40,161)	(40,161)

Balance, June 30, 2003	5,076,455	5,076	196,163	-	(214,267)	(13,028)

Contribution of related party note payable	-	-	3,048	-	-	3,048

Stock given for compenstation	-	-	28,000	-	-	28,000

Net loss for the period ended December 31, 2003	-	-	-	-	(92,070)	(92,070)

Issuance of common stock	760,000	760	379,240	(9,390)	-	370,610

Balance, December 31, 2003	$5,836,455	$5,836	$606,451	$(9,390)	$(306,337)	$296,560

The accompanying notes are an integral part of these financial statements.

BALLISTIC VENTURES, INC

(a develpment stage company)

STATEMENTS OF CASH FLOWS

	For the six	For the year	For the year	June 1, 2000
	months ended	ended	ended	(inception) to
	December 31,	June 30,	June 30,	December 31,
	2003	2003	2002	2003

Cash flows from operating activities:
Net loss	$(92,070)	$(40,161)	$(39,118)	$(306,337)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Impairment loss on goodwill	-	-	-	97,997
Stock given for compenstation	28,000	-	-	28,000
Changes in operating assets and liabilities:
Increase) decrease in accounts receivable	-	-	-	1,271
(Increase) decrease in prepaid expenses	-	2,500	-	-
Increase (decrease) in accounts payable	46,786	4,173	6,831	(19,066)

Total adjustments	74,786	6,673	6,831	108,202

Net cash used by operations	(17,284)	(33,488)	(32,287)	(198,135)

Cash flows from financing activities:
Sale of common stock	380,000	-	-	433,125
(Increase)in subscription receivable	(9,390)	-	-	(9,390)
Proceeds from loan payable	11,172	33,488	32,129	139,513
Payment of loan payable	-	-	-	(10,000)

Net cash provided by financing activities	381,782	33,488	32,129	553,248

Net increase (decrease) in cash	364,498	-	(158)	355,113

Cash at beginning of period	-	-	158	9,385

Cash at end of period	$364,498	$-	$-	$364,498
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$580	$-	$-	$580
Income taxes	$-	$-	$-	$-

Supplemental non-cash financing transactions:
Contribution of loan to equity	$3,048	$128,341	$-	$131,389

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of the Company's financial instruments such as accounts payable and loans payable approximates their carrying value.

INCOME (LOSS) PER SHARE - The Company accounts for earnings per share according to SFAS No. 128, "Earnings per Share" . SFAS 128 requires presentation of basic and diluted earnings or loss per share. Earnings or loss per share is computed by dividing net income or loss by the weighted average number of shares outstanding during the period. For all periods presented, warrants and options were excluded from the computation of net loss per share because inclusion would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS -

In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections" ("SFAS 145"). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") are met. The Company adopted SFAS 145 for the six months beginning July 1, 2003.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FAS 123" ("SFAS 148"). SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have any impact on the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FASB Interpretation No. 46 did not have any impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). Many of these instruments were previously classified as equity. Although some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements", the remainder are consistent with FASB's intention to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the application of SFAS 150 to have a material effect on its condensed financial statements. The adoption of SFAS No. 150 did not have any impact on the Company's financial position or results of operations.

3. GOING CONCERN

The Company was a development stage entity through December 31, 2003. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of all liabilities in the normal course of business.

On May 31, 2000, the Company discontinued all operations and is presently an inactive company. As of December 31, 2003, the Company had a deficit accumulated during the development stage of $306,337. During the six months ended December 31, 2003 the company suffered a loss of $92,070. During the year ended June 30, 2003, and the period ended June 1, 2000 (inception) to December 31, 2003, the Company suffered losses of $40,161 and $306,337, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

4. CHANGE IN FISCAL YEAR

Effective December 31, 2003 the Company changed its fiscal year from June 30 to December 31.  The unaudited information for the prior comparable period for the six months ended December 31, 2002 is as follows:

Net sales	$ -
Costs and expenses	(3,863)
Operating loss	(3,863)
Other expense	(1,350)
Net loss	(5,213)
Basic and diluted loss
per share:	$ (.00)

5. DUE TO RELATED PARTY

The Company received advances from an overdraft demand loan from Lines Overseas Management Limited, a related party, which had a balance of $94,853 as of June 30, 2002. During the six months ended December 31, 2003 and the year ended June 30, 2003, Lines Overseas Management Limited advanced an additional $3,048 and $33,488, respectively. The advances were used to pay the operating expenses of the Company.

At July 1, 2003, Lines Overseas Management Limited elected to contribute the unpaid principal and interest of loans totaling $131,389 to capital.

At December 31, 2003 the Company owed Lines Overseas Management Limited $8,124.

6. STOCKHOLDERS' EQUITY

On June 2, 2000, 132,813 warrants for common stock were exercised and the Company received proceeds of $53,125.

On January 21, 2003, the Company declared a 4-to-1 reverse stock split. The number of shares issued after the split was 5,076,455 (20,305,398 before the split). The effect of the split has been retroactively reflected in prior years. All references to the number of shares outstanding and the per share amounts in the financial statements and related notes have been restated to reflect the split for all periods presented.

On April 28, 2003 the Company granted to a former officer and present director the right to acquire up to 50,000 Ballistic common shares exercisable only if the Company issued new shares via a financing offering, with an exercise price of $0.40 per share.  On September 17, 2003, the former officer surrendered and terminated the options. The Company's Board of Directors acknowledged and accepted that a major shareholder of the Company granted 187,000 Ballistic Ventures common shares to the former officer as a gift to compensate for the renouncement of the above-mentioned options, valued at $28,000.

In November and December of 2003, the Company sold in a private placement 760,000 shares of common stock for $.50 per share.

7. INCOME TAXES

The Company had available at December 31, 2003 net operating loss carryforwards for federal and state tax purposes of approximately $300,000, which could be applied against taxable income in subsequent years through 2024. The deferred tax asset for net operating losses was approximately $113,000 and $81,000 as of December 31, 2003 and June 30, 2003, respectively, and a full valuation allowance was recorded since realization is uncertain.

Reconciliation of the differences between income taxes computed at the federal and state statutory tax rates and the provision for income taxes for the six months ended December 31, 2003 and the year ended June 30, 2003 are approximately as follows:

	Six months ended	Year ended	Year ended
	December 31,2003	June 30,2003	June 30,2002
Income tax loss at federal statutory tax rate	(34.00)%	(34.00)%	(34.00)%
State tax, net of federal benefits	(3.63)%	(3.63)%	(3.63)%
Valuation allowance	37.63%	37.63%	37.63%

Provisions for taxes	-	-	-

The Company's deferred tax assets are as follows:

	December 31,	June 30,	June 30,
	2003	2003	2002

Net operating loss	$ 113,000	$81,000	$ 65,000

Valuation allowance	(113,000)	(81,000)	(65,000)

Net deferred tax asset	$-	$-	$ -

8.PENDING TRANSACTION

On November 10, 2003, the Company entered into a letter of agreement with River Capital Limited, whereby it will be acquired by the Company by issuance of 5,076,455 new common shares of the Company to the stockholders of River Capital.  This acquisition will be accounted for as a purchase transaction. River Capital, with headquarters in Bermuda, has substantial contacts and experience in the reinsurance industry.

As part of the proposed business plan, River Capital will seek registration as a Class 3 insurance company with the Bermuda insurance regulators. Upon obtaining this authority, River Capital will merge with the Company and will commence operations as a provider of insurance and reinsurance products and services.

Pursuant to the letter of intent relating to this transaction, the funds raised in the private placement will be at the disposal of River Capital to satisfy all reasonable expenditures in connection with its obtaining Bermuda Class 3 insurance company registration. The common stock issued in connection with the private placement will be deducted from the River Capital shares upon the closing of the merger transaction. The Company is providing $20,000 a month to cover these expenses. For the six months ended December 31, 2003 a total of $31,677 has been expensed.

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

April 28, 2004

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

April 28, 2004

/s/ William Dickie

William Dickie

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Ballistic Ventures, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard King, Chairman (Chief Executive Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Ballistic Ventures, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William Dickie, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William Dickie

William Dickie

Chief Financial Officer