Form 10QSB
period 2004-05-19
BALLISTIC VENTURES INC
filed 2004-05-21
CIK 1104594

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         (x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004

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

                                   51-0392750

                        ---------------------------------

                        (IRS Employer Identification No.)

           130 King Street West #3680, Toronto, Canada M5X 1B1

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

         Yes (X) No ()

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 3, 2004 the registrant had issued and outstanding 6,106,455 shares of common stock.

Transitional Small Business Disclosure Format (check one);

         Yes ( ) No (x)

                                                                        Page No.

                                                                        --------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Balance Sheet at

March 31, 2004(unaudited)

                                     3

Statements of Operations

for the Three Months ended March 31, 2004

and 2003 and June 1, 2000 (inception)

to March 31, 2004(unaudited)

                              4

Statements of Cash Flows for

the Three Months ended March 31, 2004

and 2003  and June 1, 2000 (inception)

to March 31, 2004(unaudited)

                                     5

Notes to the Financial

Statements (unaudited)                                                 6

Item 2. Management's Discussion and Analysis or Plan of Operation      7

Item 3. Controls and Procedures                                        8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

   9

Item 2. Changes in Securities.

   9

Item 3. Defaults Upon Senior Securities.

   9

Item 4. Submission of Matters to a Vote of Security Holders.

   9

Item 5. Other Information.

   9

Item 6. Exhibits and Report on Form 8-K.

   9

SIGNATURES

   9

BALLISTIC VENTURES, INC.
(a development stage company)
BALANCE SHEET

	March 31, 2004 (unaudited)	December 31, 2003
ASSETS		
Cash	$ 240,977	$ 364,498
Prepaid expenses	8,333	-
Total current assets	249,310	364,498
Total assets	$ 249,310	$ 364,498
LIABILITIES AND STOCKHOLDERS' EQUITY		
Accounts payable	$ 27,561	$ 59,814
Loan from related party	-	8,124
Total current liabilities	27,561	67,938
Stockholders' equity:		
Common stock, $.001 par value, 50,000,000 shares authorized: 6,106,455 and 5,836,455 shares issued and outstanding	6,106	5,836
Additional paid-in capital	741,181	606,451
Stock subscription receivable	(90,000)	(9,390)
Deficit accumulated during development stage	(435,538)	(306,337)
Total stockholders' equity	221,749	296,560
Total liablities and stockholders' equity	$ 249,310	$ 364,498

The accompanying notes are an integral part of these financial statements.

BALLISTIC VENTURES, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31, 2004	For the three months ended March 31, 2003	June 1, 2000 (inception) to March 31, 2004
Revenue	$ -	$ -	$ -
Total revenue	-	-	-
Expenses:			
Selling general and administrative	129,201	9,550	323,346
Impairment of goodwill	-	-	97,997
Total operating expenses	129,201	9,550	421,343
Total operating loss	(129,201)	(9,550)	(421,343)
Other income (expense):			
Miscellaneous income	-	-	2,298
Interest expense	-	(2,165)	(16,493)
Total other income (expense)	-	(2,165)	(14,195)
Net loss	$ (129,201)	$ (11,715)	$ (435,538)
Net loss per share - basic and diluted	$ (0.02)	$ (0.00)	
Weighted average shares outstanding	5,913,122	5,076,455	

The accompanying notes are an integral part of these financial statements.

BALLISTIC VENTURES, INC
(a development stage company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2004	For the three months ended March 31, 2003	June 1, 2000 (inception) to March 31, 2004
Cash flows from operating activities:			
Net loss	$ (129,201)	$ (11,715)	$ (435,538)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:			
Impairment loss on goodwill	-	-	97,997
Stock given for compensation	-	-	28,000
Changes in operating assets and liabilities:			
(Increase) decrease in accounts receivable	-	-	1,271
(Increase) decrease in prepaid expenses	(8,333)	-	(8,333)
Increase (decrease) in accounts payable	(32,253)	(2,600)	(51,319)
Total adjustments	(40,586)	(2,600)	67,616
Net cash used by operations	(169,787)	(14,315)	(367,922)
Cash flows from financing activities:			
Issuance of common stock	135,000	-	568,125
(Increase) decrease in subscription receivable	(80,610)	-	(90,000)
Proceeds from loan payable	-	14,315	139,513
Payment of loan payable	(8,124)	-	(18,124)
Net cash provided by financing activities	46,266	14,315	599,514
Net increase (decrease) in cash	(123,521)	-	231,592
Cash at beginning of period	364,498	-	9,385
Cash at end of period	$ 240,977	$ -	$ 240,977
Supplemental disclosure of cash flow information:			
Cash paid during the period for:			
Interest	$ -	$ -	$ 580
Income taxes	$ -	$ -	$ -
Supplemental non-cash financing transactions:			
Contribution of loan to equity	$ -	$ -	$ 131,389

The accompanying notes are an integral part of these financial statements.

BALLISTIC VENTURES, INC.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2004

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Article 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the six months ended December 31, 2003 as filed with the Securities and Exchange Commission.

Note 2 - Going Concern

The Company was a development stage entity through March 31, 2004.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of all liabilities in the normal course of business.

On May 31, 2000, the Company discontinued all operations and is presently an inactive company.  As of March 31, 2004, the Company had a deficit accumulated during the development stage of $435,538.  During the three months ended March 31, 2004 the Company suffered a loss of $129,201.  During the six months ended December 31, 2003, and the period ended June 1, 2000 (inception) to March 31, 2004, the Company suffered losses of $92,070 and $435,538, respectively.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3 – Pending Transaction

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

Pursuant to the letter of intent relating to this transaction, the funds raised in the private placement will be at the disposal of River Capital to satisfy all reasonable expenditures pursuant to the merger. The Company is providing $20,000 a month to cover these expenses.  For the three months ended March 31, 2004 a total of $60,000 has been expensed.

Note 4 – Stockholders equity

In November and December 2003, we sold 760,000 shares of our common stock at $0.50 per share in a private placement.  From January 2004 to March 2004, an additional 270,000 shares were sold for gross proceeds of $135,000.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO FOR THE THREE MONTHS ENDED MARCH 31, 2003

The Company is inactive at this time. Operational expenses during the three months ended March 31, 2004 and 2003 of $129,201 and $9,550, respectively, consisted primarily of professional fees necessary to complete certain corporate filings with the SEC. For the three months ended March 31, 2004, the operational expenses also included a $60,000 charge related to the Company’s agreement to satisfy all reasonable expenses incurred to effect the proposed acquisition of River Capital.  Accordingly, the Company incurred losses of $129,201 and $11,715 for the three months ended March 31, 2004 and 2003, respectively.

PLAN OF OPERATION

The Company intends to fund operations by funds obtained through the private placement of its securities.

LIQUIDITY AND CAPITAL RESOURCES

Since we are inactive, we have minimal operating expenses and limited liabilities.

Net cash used in operating activities was $169,787 for the three months ended March 31, 2004, as compared to $14,315 for the same period ended March 31, 2003.  The primary use of cash from operations in 2004 was to fund operations.

Net cash provided by financing activities was $46,266 for the three months ended March 31, 2004, as compared to $14,315 in 2003.  In November and December 2003, we sold 760,000 shares of our common stock at $0.50 per share in a private placement.  From January 2004 to March 2004, an additional 270,000 shares were sold for gross proceeds of $135,000.

On November 10, 2003, the Company entered into a letter of agreement with River Capital Limited, a Bermuda corporation, providing for the acquisition of River Capital by the Company by the issuance of the Company’s shares to the shareholders of River Capital.  River Capital, with headquarters in Bermuda, has substantial contacts and experience in the reinsurance industry.  A Bermuda subsidiary of the Company will seek registration as a Class 3 insurance company with the Bermuda insurance authorities.  Upon obtaining this authority and raising at least $1.5 million for the proposed operations, we will complete the acquisition of River Capital Limited. Our present intentions are to sell debt or equity securities.

We were informed that Lines Overseas Management would be withdrawing its undertaking, guarantees and commitments.  Accordingly, we expect that we will have to raise additional funds to cover our operating expenses.  There is no guarantee we can raise additional funds in the future.

Critical Accounting Policies

Our accounting policies are fully described in Note 2 of the Notes to the Financial Statements for the six months ended December 31, 2003, which were included in our Form 10-KSB as filed with the Securities and Exchange Commission.  As discussed in Note 2, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimates, and such difference may be material to our financial statements. We believe that the following discussion addresses our Critical Accounting Policies.

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

Item 3. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2004 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         None.

Item 2. Changes in Securities.

  During the three months ended March 31, 2004, 270,000 shares were sold to 7 persons for gross proceeds of $135,000, pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.  All of the purchasers were financially sophisticated with respect to an investment in securities of the Company.  No underwriters were used.

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

32.1

Section 1350 Certification of Principal Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer

         (b) Reports on Form 8-K.

         During the three months ended March 31, 2004 the Company filed the following report on Form 8-K:

CHANGE IN FISCAL YEAR

On February 11, 2004, the Company filed a report on Form 8-K disclosing, under Item 8, the change in the Company’s fiscal year from June 30 to December 31.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Ballistic Ventures, Inc.

Date: May 14, 2004

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

May 14, 2004

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

May 14, 2004

William Dickie

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ballistic Ventures, Inc. (the “Company”) on Form 10-QSB for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard King, Chairman (Chief Executive Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ballistic Ventures, Inc. (the “Company”) on Form 10-QSB for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William Dickie, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

William Dickie

Chief Financial Officer

14