Form 10QSB/A
period 2004-05-19
BALLISTIC VENTURES INC
filed 2004-05-24
CIK 1104594

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

         Yes ( ) No (x)

                                                                        Page No.

                                                                        --------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Balance Sheet at

March 31, 2004(unaudited)and December 31, 2003

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

On May 31, 2000, the Company discontinued all operations and is presently persuing a reinsurance business.  As of March 31, 2004, the Company had a deficit accumulated during the development stage of $435,538.  During the three months ended March 31, 2004 the Company suffered a loss of $129,201.  During the six months ended December 31, 2003, and the period ended June 1, 2000 (inception) to March 31, 2004, the Company suffered losses of $92,070 and $435,538, respectively.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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