Form 10QSB/A
period 2004-05-19
BALLISTIC VENTURES INC
filed 2004-05-24
CIK 1104594

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

Note 3 – Pending Transaction

On November 10, 2003, the Company entered into a letter of agreement with River Capital Limited, whereby it will be acquired by the Company by issuance of 19,275,820 new common shares of the Company to the stockholders of River Capital.  This acquisition will be accounted for as a purchase transaction. River Capital, with headquarters in Bermuda, has substantial contacts and experience in the reinsurance industry.

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