Form 10QSB
period 2004-08-20
RIVER CAPITAL GROUP, INC.
filed 2004-08-23
CIK 1104594

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         (x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004

                                       OR

         ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

         EXCHANGE ACT

         For the transition period from _____ to ______

                         Commission file number 0-29463

                              River Capital Group, Inc.

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

                                  416-366-2856

                           ---------------------------

                           (Issuer's telephone number)

Ballistic Ventures, Inc.

                           ---------------------------

                   (Former name if changed from last report)

         Check whether the issuer (1) filed all reports required to be filed by

Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)

has been subject to such filing requirements for the past 90 days.

         Yes (X) No ()

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 31, 2004 the registrant had issued and outstanding 6,106,455 shares of common stock.

Transitional Small Business Disclosure Format (check one);

         Yes ( ) No (x)

                                                                        Page No.

                                                                        --------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Balance Sheet at

June 30, 2004(unaudited)and December 31, 2003                           3

Statements of Operations

for the Three and Six Months ended June 30, 2004

and 2003 and June 1, 2000 (inception)

to June 30, 2004(unaudited)

                                  4-5

Statements of Cash Flows for

the Six Months ended June 30, 2004

and 2003  and June 1, 2000 (inception)

to June 30, 2004(unaudited)

                                          6

Notes to the Financial

Statements (unaudited)                                                7-8

Item 2. Management's Discussion and Analysis or Plan of Operation

         9-10

Item 3. Controls and Procedures

           11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

           12

Item 2. Changes in Securities.

           12

Item 3. Defaults Upon Senior Securities.

           12

Item 4. Submission of Matters to a Vote of Security Holders.

           12

Item 5. Other Information.

           12

Item 6. Exhibits and Report on Form 8-K.

           12

SIGNATURES

           12

RIVER CAPITAL GROUP, INC.
(a development stage company)
BALANCE SHEET

	June 30, 2004 (unaudited)	December 31, 2003
ASSETS		
Cash	$ 225,424	$ 364,498
Due from related party	963	-
Prepaid expenses	8,333	-
Total current assets	234,720	364,498
Total assets	$ 234,720	$ 364,498
LIABILITIES AND STOCKHOLDERS' EQUITY		
Accounts payable	$ 29,260	$ 59,814
Loan from related party	-	8,124
Total current liabilities	29,260	67,938
Stockholders' equity:		
Common stock, $.001 par value, 50,000,000 shares authorized: 6,106,455 and 5,836,455 shares issued and outstanding	6,106	5,836
Additional paid-in capital	764,596	606,451
Stock subscription receivable	-	(9,390)
Deficit accumulated during development stage	(565,242)	(306,337)
Total stockholders' equity	205,460	296,560
Total liablities and stockholders' equity	$ 234,720	$ 364,498

The accompanying notes are an integral part of these financial statements.

RIVER CAPITAL GROUP, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30, 2004	For the three months ended June 30, 2003	June 1, 2000 (inception) to June 30, 2004
Revenue	$ -	$ -	$ -
Total revenue	-	-	-
Expenses:			
Selling general and administrative	129,704	16,542	453,050
Impairment of goodwill	-	-	97,997
Total operating expenses	129,704	16,542	551,047
Total operating loss	(129,704)	(16,542)	(551,047)
Other income (expense):			
Miscellaneous income	-	-	2,298
Interest expense	-	(1,768)	(16,493)
Total other income (expense)	-	(1,768)	(14,195)
Net loss	$ (129,704)	$ (18,310)	$ (565,242)
Net loss per share - basic and diluted	$ (0.02)	$ (0.00)	
Weighted average shares outstanding	6,039,344	5,076,455	

The accompanying notes are an integral part of these financial statements.

RIVER CAPITAL GROUP, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended June 30, 2004	For the six months ended June 30, 2003	June 1, 2000 (inception) to June 30, 2004
Revenue	$ -	$ -	$ -
Total revenue	-	-	-
Expenses:			
Selling general and administrative	258,905	26,093	453,050
Impairment of goodwill	-	-	97,997
Total operating expenses	258,905	26,093	551,047
Total operating loss	(258,905)	(26,093)	(551,047)
Other income (expense):			
Miscellaneous income	-	-	2,298
Interest expense	-	(3,933)	(16,493)
Total other income (expense)	-	(3,933)	(14,195)
Net loss	$ (258,905)	$ (30,026)	$ (565,242)
Net loss per share - basic and diluted	$ (0.04)	$ (0.01)	
Weighted average shares outstanding	5,975,958	5,076,455	

The accompanying notes are an integral part of these financial statements.

RIVER CAPITAL GROUP, INC.
(a develpment stage company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30, 2004	For the six months ended June 30, 2003	June 1, 2000 (inception) to June 30, 2004
Cash flows from operating activities:			
Net loss	$ (258,905)	$ (30,026)	$ (565,242)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:			
Impairment loss on goodwill	-	-	97,997
Stock options issued for compensation	23,415	-	51,415
Changes in operating assets and liabilities:			
(Increase) decrease in accounts receivable	-	-	1,271
(Increase) decrease in due from related party	(963)	-	(963)
(Increase) decrease in prepaid expenses	(8,333)	-	(8,333)
Increase (decrease) in accounts payable	(30,554)	(2,600)	(49,620)
Total adjustments	(16,435)	(2,600)	91,767
Net cash used by operations	(275,340)	(32,626)	(473,475)
Cash flows from financing activities:			
Issuance of common stock	135,000	-	568,125
(Increase) decrease in subscription receivable	9,390	-	-
Proceeds from loan payable	-	14,315	139,513
Payment of loan payable	(8,124)	-	(18,124)
Net cash provided by financing activities	136,266	14,315	689,514
Net increase (decrease) in cash	(139,074)	(18,311)	216,039
Cash at beginning of period	364,498	-	9,385
Cash at end of period	$ 225,424	$ -	$ 225,424
Supplemental disclosure of cash flow information:			
Cash paid during the period for:			
Interest	$ -	$ -	$ 580
Income taxes	$ -	$ -	$ -
Supplemental non-cash financing transactions:			
Contribution of loan to equity	$ -	$ -	$ 131,389

The accompanying notes are an integral part of these financial statements.

RIVER CAPITAL GROUP, INC.

(a development stage company)

SELECTED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2004

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Article 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the six months ended December 31, 2003 as filed with the Securities and Exchange Commission.

Note 2 - Going Concern

The Company was a development stage entity through June 30, 2004.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of all liabilities in the normal course of business.

As of June 30, 2004, the Company had a deficit accumulated during the development stage of $565,242.  During the six months ended June 30, 2004 the Company suffered a loss of $258,905.  During the six months ended December 31, 2003, and the period ended June 1, 2000 (inception) to June 30, 2004, the Company suffered losses of $92,070 and $565,242, respectively.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plan to alleviate this going concern issue is to raise capital and merge with a viable operating company.  The Company's continued existence is dependent upon management funding operations and merging the Company into a viable operating company and raising sufficient capital.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Pending Transaction

On April 27, 2004, the Company entered into an amended letter of agreement with River Capital Limited (“Limited”), whereby it will be acquired by the Company by issuance of 20,305,820 new common shares of the Company to the stockholders of Limited. These shares will be reduced by the 1,030,000 shares issued in the latest private placement. Limited, with headquarters in Bermuda, has substantial contacts and experience in the reinsurance industry.

As part of the proposed business plan, Limited will seek registration as a Class 3 insurance company with the Bermuda insurance regulators.  Upon obtaining this authority, Limited will merge with the Company and will commence operations as a provider of insurance and reinsurance products and services.  The Company changed its name to River Capital Group, Inc. on June 5, 2004, prior to the merger, to enable Limited's registration with the Bermuda insurance regulators.

Pursuant to the letter of intent relating to this transaction, the funds raised in the private placement will be at the disposal of Limited to satisfy all reasonable expenditures pursuant to the merger. The Company is providing up to $20,000 a month to cover these expenses.  For the six months ended June 30, 2004 a total of $115,000 has been expensed.

Note 4 – Stockholders’ equity

In November and December 2003, we sold 760,000 shares of our common stock at $0.50 per share in a private placement.  From January 2004 to June 2004, an additional 270,000 shares were sold for gross proceeds of $135,000.

In May 2004, the stockholders of the Company adopted a Stock Option Plan (the “Plan”).  Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company’s common stock at the date of grant.  Options may be granted to key employees and other persons who contribute to the success of the Company.  The Company has reserved 507,645 shares of common stock for the Plan.  This number automatically shall be adjusted annually at the beginning of the Company’s fiscal year to a number equal to 10% of the number of shares of the Company issued and outstanding at the end of the Company’s last completed fiscal year.  At June 30, 2004, options to purchase 275,000 shares at a price of $2.00 per share had been granted pursuant to the Plan.  The options are exercisable through February 5, 2009. As part of this plan the Company issued 25,000 options to a consultant. A charge of $23,415 has been recorded in the Company’s statement of operations for the six months ended June 30, 2004.

The Company accounts for its employee stock option plans under the intrinsic value method, in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  Compensation expense related to the granting of employee stock options is recorded over the vesting period only if, on the date of grant, the fair value of the underlying stock exceeds the option’s exercise price.  The Company has adopted the disclosure-only requirements of SFAS No. 123, “Accounting For Stock-Based Compensation,” which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net loss and pro forma loss per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

In December 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” which amends SFAS No. 123 “Accounting for Stock-Based Compensation.”

Had the Company determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, its net loss would have been increased to the pro forma amount indicated below:

	June 30,	June 30,
	2004	2003
Net income (loss)applicable to
Common stockholder:
As reported	$ (258,905)	$ (30,026)
Stock—based employee compensation expense related to stock options determined under fair value method	(257,565)	-
Amounts charged to expense	23,415	-
Pro forma according to SFAS 123	$ (493,055)	$ (30,026)
Net income applicable to common Stockholder per share:
As reported	$ (0.04)	$ (0.01)
Pro forma according to SFAS 123	$ (0.08)	$ (0.01)

Note 5 – Related party transactions

Companies owned by two directors receive $12,000 per month as management and administrative fees for a total of $127,000 for the six months ended June 30, 2004.

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

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO FOR THE THREE MONTHS ENDED JUNE 30, 2003

Operational expenses during the three months ended June 30, 2004 and 2003 of $129,704 and $16,542, respectively, consisted of professional fees necessary to complete certain corporate filings with the SEC. For the three months ended June 30, 2004, the operational expenses also included a $55,000 charge related to the Company’s agreement to satisfy all reasonable expenses incurred to effect the proposed acquisition of River Capital and a non-cash charge of $23,415 relating to the issuance of certain stock options.  Accordingly, the Company incurred losses of $129,704 and $18,310 for the three months ended June 30, 2004 and 2003, respectively.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO FOR THE SIX MONTHS ENDED JUNE 30, 2003

Operational expenses during the six months ended June 30, 2004 and 2003 of $258,905 and $26,093, respectively, consisted of professional fees necessary to complete certain corporate filings with the SEC. For the six months ended June 30, 2004, the operational expenses also included a $115,000 charge related to the Company’s agreement to satisfy all reasonable expenses incurred to effect the proposed acquisition of River Capital and a non-cash charge of $23,415 relating to the issuance of certain stock options.  Accordingly, the Company incurred losses of $258,905 and $30,026 for the six months ended June 30, 2004 and 2003, respectively.

PLAN OF OPERATION

The Company intends to fund operations by funds obtained through the private placement of its securities.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $275,340 for the six months ended June 30, 2004, as compared to $32,626 for the same period ended June 30, 2003.  The primary use of cash from operations in 2004 was to fund operations.

Net cash provided by financing activities was $136,266 for the six months ended June 30, 2004, as compared to $14,315 in 2003.  In November and December 2003, we sold 760,000 shares of our common stock at $0.50 per share in a private placement.  From January 2004 to June 2004, an additional 270,000 shares were sold for gross proceeds of $135,000.

On November 10, 2003, the Company entered into a letter of agreement with River Capital Limited, a Bermuda corporation, providing for the acquisition of River Capital by the Company by the exchange of the Company’s shares for the shares of River Capital Limited.  River Capital, with headquarters in Bermuda, has substantial contacts and experience in the reinsurance industry.  A Bermuda subsidiary of the Company will seek registration as a Class 3 insurance company with the Bermuda insurance authorities.  Upon obtaining this authority and raising at least $1.5 million for the proposed operations, the Company will complete the acquisition of Limited. Our present intentions are to sell debt or equity securities.

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

Item 3. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2004 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         None.

Item 2. Changes in Securities.

  None.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

  None

Item 6. Exhibits and Report on Form 8-K.

         (a)      Exhibits.

No.

Description

---

-----------

10.1

Stock Option Plan

31.1

Rule 13a-14(a) Certification of Principal Executive Officer

31.2

Rule 13a-14(a) Certification of Chief Financial Officer

32.1

Section 1350 Certification of Principal Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer

         (b) Reports on Form 8-K.

         During the three months ended June 30, 2004 the Company filed the following report on Form 8-K:

On June 5, 2004, the Company filed a report on Form 8-K disclosing, under Item 5, the change in the Company’s name from Ballistic Ventures, Inc. to River Capital Group, Inc.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          RIVER CAPITAL GROUP, INC.

Date: August 20, 2004

         By: /s/ William Dickie

                                              ---------------------

                                              William Dickie,

                                              Secretary and Chief Financial Officer

Exhibit 31.1

RULE 13a-14(a) CERTIFICATION

I, Howard Taylor, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of River Capital Group, Inc.;

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

Date:

August 20, 2004

Howard Taylor

President (Chief Executive Officer)

Exhibit 31.2

RULE 13a-14(a) CERTIFICATION

I, William Dickie, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of River Capital Group, Inc.;

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

August 20, 2004

William Dickie

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of River Capital Group, Inc. (the “Company”) on Form 10-QSB for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Howard Taylor, Chairman (Chief Executive Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Howard Taylor

President (Chief Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of River Capital Group, Inc.. (the “Company”) on Form 10-QSB for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William Dickie, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

William Dickie

Chief Financial Officer