Form 10QSB
period 2004-09-30
RIVER CAPITAL GROUP, INC.
filed 2004-11-15
CIK 1104594

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

         (x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

         ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to ______

Commission file number 0-29463

River Capital Group, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

51-0392750

(IRS Employer Identification No.)

130 King Street West #3680, Toronto, Canada M5X 1B1

(Address of principal executive offices)

416-366-2856

(Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X) No ()

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 5, 2004 the registrant had issued and outstanding 6,151,455 shares of common stock.

Transitional Small Business Disclosure Format (check one);

Yes ( ) No (x)

Page No.
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Balance Sheet at September 30, 2004(unaudited)and December 31, 2003	3
Statements of Operations for the Three and Nine Months ended September 30, 2004 and 2003 and June 1, 2000 (inception) to September 30, 2004(unaudited)	4-5
Statements of Cash Flows for the Nine Months ended September 30, 2004 and 2003 and June 1, 2000 (inception) to September 30, 2004(unaudited)	6
Notes to the Financial Statements (unaudited)	7-9
Item 2. Management's Discussion and Analysis or Plan of Operation	10-11
Item 3. Controls and Procedures	12
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	13
Item 3. Defaults Upon Senior Securities.	13
Item 4. Submission of Matters to a Vote of Security Holders.	13
Item 5. Other Information.	13
Item 6. Exhibits.	12
SIGNATURES	13

RIVER CAPITAL GROUP, INC.

(a development stage company)

BALANCE SHEET

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS

Cash	$148,745	$364,498
Due from related party	963	-
Prepaid expenses	8,333	-

Total current assets	158,041	364,498

Total assets	$158,041	$364,498

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$23,699	$59,814
Loan from related party	-	8,124

Total current liabilities	23,699	67,938

Stockholders' equity:
Common stock, $.001 par value, 50,000,000 shares authorized: 6,151,455 and 5,836,455 shares issued and outstanding	6,151	5,836
Additional paid-in capital	966,801	606,451
Stock subscription receivable	-	(9,390)
Deficit accumulated during development stage	(838,610)	(306,337)

Total stockholders' equity	134,342	296,560

Total liablities and stockholders' equity	$158,041	$364,498

The accompanying notes are an integral part of these financial statements.

RIVER CAPITAL GROUP, INC.

 (a development stage company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the nine months ended September 30, 2004	For the nine months ended September 30, 2003	June 1, 2000 (inception) to September 30, 2004

Revenue	$-	$-	$-

Total revenue	-	-	-

Expenses:
General and administrative	532,273	31,093	766,418
Impairment of goodwill	-	-	97,997

Total operating expenses	532,273	31,093	864,415

Total operating loss	(532,273)	(31,093)	(864,415)

Other income (expense):
Miscellaneous income	-	-	2,298
Interest expense	-	(3,933)	(16,493)
Total other income (expense)	-	(3,933)	(14,195)

Net loss	$(532,273)	$(35,026)	$(878,610)

Net loss per share - basic and diluted	$(0.09)	$(0.01)

Weighted average shares outstanding	6,024,935	5,076,455

The accompanying notes are an integral part of these financial statements.

RIVER CAPITAL GROUP, INC.

(a development stage company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30, 2004	For the three months ended September 30, 2003

Revenue	$-	$-

Total revenue	-	-

Expenses:
General and administrative	273,368	5,000
Impairment of goodwill	-	-

Total operating expenses	273,368	5,000

Total operating loss	(273,368)	(5,000)

Other income (expense):
Miscellaneous income	-	-
Interest expense	-	(1,768)
Total other income (expense)	-	(1,768)

Net loss	$(273,368)	$(6,768)

Net loss per share - basic and diluted	$(0.04)	$(0.00)

Weighted average shares outstanding	6,121,455	5,076,455

The accompanying notes are an integral part of these financial statements.

RIVER CAPITAL GROUP, INC.

(a develpment stage company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30, 2004	For the nine months ended September 30, 2003	June 1, 2000 (inception) to September 30, 2004

Cash flows from operating activities:
Net loss	$(532,273)	$(35,026)	$(878,610)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Impairment loss on goodwill	-	-	97,997
Stock options issued for compenstation	265,665	-	293,665
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	-	1,271
(Increase) decrease in due from related party	(963)	-	(963)
(Increase) decrease in prepaid expenses	(8,333)	-	(8,333)
Increase (decrease) in accounts payable	(36,115)	12,380	(55,181)

Total adjustments	220,254	12,380	328,456

Net cash used by operations	(352,019)	(22,646)	(550,154)

Cash flows from financing activities:
Proceeds from issuance of common stock	144,390	-	577,515
Proceeds from loan payable	-	22,646	139,513
Payment of loan payable	(8,124)	-	(18,124)

Net cash provided by financing activities	136,266	22,646	698,904

Net increase (decrease) in cash	(215,753)	-	148,750

Cash at beginning of period	364,498	-	9,385

Cash at end of period	$148,745	$-	$158,135

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$580
Income taxes	$-	$-	$-

Supplemental non-cash financing transactions:
Contribution of loan to equity	$-	$-	$131,389

The accompanying notes are an integral part of these financial statements.

RIVER CAPITAL GROUP, INC.

(a development stage company)

SELECTED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2004

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the six months ended December 31, 2003 as filed with the Securities and Exchange Commission.

Note 2 - Going Concern

The Company was a development stage entity through September 30, 2004.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of all liabilities in the normal course of business.

As of September 30, 2004, the Company had a deficit accumulated during the development stage of $838,610.  During the nine months ended September 30, 2004 the Company suffered a loss of $532,273.  During the six months ended December 31, 2003, and the period ended June 1, 2000 (inception) to September 30, 2004, the Company suffered losses of $92,070 and $838,610, respectively.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

As part of the proposed business plan, Limited  has sought registration as a Class 3 insurance company with the Bermuda insurance regulators.  Upon obtaining this authority, Limited will merge with or be acquired by the Company and will commence operations as a provider of insurance and reinsurance products and services.  The Company changed its name to River Capital Group, Inc. on June 5, 2004,  pursuant to the adopted business plan.

As of the date of this report Limited has made application to the Bermuda Monetary Authority seeking the incorporation and registration as a Class 3 insurance company of River Reinsurance Limited. This authorization has not been granted as of the date of this report. The proposed transaction may be amended to reflect application to other jurisdictions.

Pursuant to the letter of intent relating to this transaction, the funds raised in the private placement will be at the disposal of Limited to satisfy all reasonable expenditures pursuant to the merger. The Company is providing up to $20,000 a month to cover these expenses.  For the nine months ended September 30, 2004 a total of $125,000 has been expensed.

Note 4 – Stockholders’ equity

In November and December 2003, the Company sold 760,000 shares of our common stock at $0.50 per share in a private placement.  From January 2004 to June 2004, an additional 270,000 shares were sold for gross proceeds of $135,000.

In May 2004, the stockholders of the Company adopted a Stock Option Plan (the “Plan”).  Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company’s common stock at the date of grant.  Options may be granted to key employees and other persons who contribute to the success of the Company.  The Company has reserved 507,645 shares of common stock for the Plan.  This number automatically shall be adjusted annually at the beginning of the Company’s fiscal year to a number equal to 10% of the number of shares of the Company issued and outstanding at the end of the Company’s last completed fiscal year.  As of September 30, 2004, options to purchase 275,000 shares at a price of $2.00 per share had been granted pursuant to the Plan.  The options are exercisable through February 5, 2009. As part of this plan the Company issued 25,000 options to a consultant. A charge of $23,415 has been recorded in the Company’s statement of operations for the nine months ended September 30, 2004.

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

Had the Company determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, its net loss would have been increased to the pro forma amount indicated below:

	September 30, 2004	September 30, 2003
Net income (loss) applicable to Common stockholder:
As reported	$(330,023)	$(35,026)
Stock—based employee compensation expense related to stock options determined under fair value method	(257,565)	-
Amounts charged to expense	23,415	-

Pro forma according to SFAS 123	$(564,173)	$(35,026)

Net income applicable to common Stockholder per share:
As reported	$(0.09)	$(0.01)

Pro forma according to SFAS 123	$(0.09)	$(0.01)

Note 5 – Related party transactions

Companies owned by two directors receive up to $12,000 per month as management and administrative fees for a total of $143,000 for the nine months ended September 30, 2004. A total of $26,482 was reimbursed to River Capital Limited for out of pocket expenses incurred on behalf of the Company.

Note 6 – Consulting Agreement

During the quarter ended September 30, 2004 the Company issued 45,000 shares of its common stock to designees of Redwood Grove Capital Management, LLC (“Redwood”), as payment for consulting services. Such services are to be provided from July 1, 2004 to and including February 28, 2005. The payment is pursuant to an agreement to issue a total of 120,000 shares of common stock over the eight-month period. A charge of $202,250 for the fair market value of the 45,000 shares has been recorded in the Company’s statement of operations for the nine months ended September 30, 2004.  The agreement also provides for the issuance of an additional 100,000 shares of common stock if the Company receives a suitable business plan from Redwood by November 17, 2004 and obtains a reinsurance license from the government of Barbados by December 31, 2004.

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

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

Operational expenses during the three months ended September 30, 2004 and 2003 of $273,368 and $5,000, respectively, consisted of a $50,000 charge related to the Company’s agreement to satisfy all reasonable expenses incurred to effect the proposed acquisition of River Capital, a non-cash charge of $202,250 relating to the issuance of certain stock and professional fees necessary to complete certain corporate filings with the SEC. Accordingly, the Company incurred losses of $273,368 and $5,000 for the three months ended September 30, 2004 and 2003, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

Operational expenses during the nine months ended September 30, 2004 and 2003 of $532,273 and $31,093, respectively, consisted of a $165,000 charge related to the Company’s agreement to satisfy all reasonable expenses incurred to effect the proposed acquisition of River Capital, a non-cash charge of $225,665 relating to the issuance of certain stock and stock options and professional fees necessary to complete certain corporate filings with the SEC. Accordingly, the Company incurred losses of $532,273 and $35,026 for the nine months ended September 30, 2004 and 2003, respectively.

PLAN OF OPERATION

The Company intends to fund future operations by funds obtained through the private placement of its securities.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $352,019 for the nine months ended September 30, 2004, as compared to $22,646 for the same period ended September 30, 2003.  The primary use of cash from operations in 2004 was to fund operations.

Net cash provided by financing activities was $136,266 for the nine months ended September 30, 2004, as compared to $22,646 in 2003.  In November and December 2003, we sold 760,000 shares of our common stock at $0.50 per share in a private placement.  From January 2004 to June 2004, an additional 270,000 shares were sold for gross proceeds of $135,000.

Our present intentions are to sell debt or equity securities to cover our operating expenses. There is no guarantee we can raise additional funds in the future.

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

Item 3. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2004 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2004, the registrant issued 45,000 shares of its common stock as compensation for consulting services to three designees of Redwood Grove Capital Management, LLC.  The registrant relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the registrant.  No underwriters were used.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

  None

Item 6. Exhibits.

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

Date: November 12, 2004

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

4.

The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

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

Date:

November 12, 2004

________________________________________

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

4.

The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

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

November 12, 2004

_______________________

William Dickie

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of River Capital Group, Inc. (the “Company”) on Form 10-QSB for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Howard Taylor, President (Chief Executive Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of River Capital Group, Inc.. (the “Company”) on Form 10-QSB for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William Dickie, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

William Dickie

Chief Financial Officer