Form 10KSB
period 2004-12-31
RIVER CAPITAL GROUP, INC.
filed 2005-04-22
CIK 1104594

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2004

OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from

 to

Commission file number 0-29463

River Capital Group, Inc.

----------------------------------------------

(Name of small business issuer in its charter)

Delaware                                51-0392750

--------------------------------          ---------------------------------

(State or other jurisdiction            (IRS Employer Identification No.)

        of incorporation or organization)

130 King Street West #3680, Toronto, Ontario,  Canada     M5X 1B1

------------------------------------------------------    --------

(Address of principal executive offices)            (Zip Code)

416-366-2856

---------------------------

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X ) No ( ).

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( ).

State issuer's revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computer by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $3,363,770 as of March 31, 2005

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of March 31, 2005 the registrant had issued and outstanding 6,226,455 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

PART I

Item 1.  DESCRIPTION OF BUSINESS

BRIEF OVERVIEW

The Company was a development stage Internet company which had developed and was in the process of refining a network of regional search engines Internet portals to provide the users access to more localized, relevant, and interest-specific information than they could obtain from the more established, large Internet search engine portals and to provide local businesses an opportunity to target these local users.

As of May 2000, it became apparent to management that the economic conditions were such that the Company would be unable to continue down the original business plan path, which it had intended to pursue, and the Company would have to change its focus in order to maximize the value of the common stock and ultimately maximize shareholder value.  The Company was unable to generate enough revenue to meet its day-to-day operating expenses and could not foresee doing so in the long run so it could in fact become a viable operation.  The Company's working capital was limited and it could not raise any further financing under the market conditions, which prevailed at the time.

Because of these circumstances, the Company's development stage Internet business was discontinued and it disposed of certain assets. The Company's plan is to acquire a new viable business.

OUR HISTORY

On July 17, 2000, whOOdoo.com Inc., changed its name to Ballistic Ventures, Inc. (Ballistic) and On June 5, 2004, Ballistic changed its name to River Capital Group, Inc.(the "Company").  The Company was incorporated in Florida on June 17, 1997, as Permastoprust International, Inc., and changed its name to Greystone Credit Inc. ("Greystone") in June of 1999. On August 4, 1999 Greystone acquired whOOdoo.com, Inc. ("whOOdoo Florida"), a Florida corporation, incorporated on April 9, 1999, in a share exchange. The exchange ratio in the whOOdoo (FL)-whOOdoo exchange was a one for one ratio, and the percentage of ownership that was acquired in the share exchange, by the whOOdoo Florida shareholders, was 59.4%.  At the same time, Greystone changed its state of incorporation to Delaware and its name to whOOdoo.com, Inc.  At the time of the acquisition of whOOdoo Florida, Greystone had no operations or liabilities.  The merger and recapitalization was accounted for as a reverse merger. As a result, the financial statements of the Company, prior to June 1, 2000 are those of whOOdoo Florida.  Collectively River Capital Group, Inc., Ballistic Ventures, Inc., Greystone Credit, Inc. and whOOdoo.com, Inc., are known as "We", "Us", "Our" Or "Company".

Effective May 31, 2000, the Company ceased all activities and operations and became an inactive company.  On that date, Ballistic Ventures, K2 Ventures Ltd. (the "Purchaser"), the former president, and former vice president and certain other stockholders (the "Other Stockholders") entered into an Escrow Agreement (the "Escrow Agreement").  K2 Ventures Ltd. was established to effect the purchase of 11,235,700 shares of common stock, from the former president, the former vice president and the other shareholders of the company. K2 Ventures, Inc., was incorrectly documented as the purchaser in the prior Escrow Agreement dated May 31, 2000, Preliminary Information Statement dated November 26, 2001 and other company filings such as Form 10KSB and 10KSB.

The Escrow Agreement provided that the former president would purchase some of our assets from us for $1.00, the former vice president would release the parties to the Escrow Agreement from any liability or claim he may have against such parties for past or future actions in exchange for our rights known as "Post Offer", and the purchaser would purchase 11,235,700 shares of common stock from the former president, the former vice president and the other shareholders, and assume liabilities for the total purchase price of approximately $89,000.

The total consideration that K2 Ventures Ltd. provided for the purchase of the 11,235,700 shares of common stock was the assumption of the liabilities of the company in the amount of $89,000.

The Escrow Agreement was consummated in 2002 following the filing of a Form 14C with the Securities and Exchange Commission, and distribution of the Form 14C to the Company's shareholders.

Upon finalizing the Escrow Agreement and after the 4-to-1 reverse stock split on January 21, 2003, K2 Ventures, Inc. was issued a Ballistic Ventures stock Certificate for 2,808,925 shares (11,235,700 shares pre-reverse stock split).  On June 2, 2003, K2 Ventures had the K2 Ventures, Inc. stock certificate cancelled and reissued to K2 Ventures, Ltd.  On September 12, 2003, K2 Ventures Ltd. transferred its holdings of 2,808,925 shares of common stock of Ballistic Ventures, Inc. whereas 1,404,463 shares were transferred to Kashmir Overseas Holdings, Ltd. (1,404,463 shares) and 1,404,462 shares were transferred to Monashee Limited (1,404,462 shares). The transfers were to entities with the same beneficial ownership as K2 Ventures Ltd. and were being transferred without consideration, they were not deemed to be and are accordingly not sales.

BUSINESS DEVELOPMENT

On April 27, 2004, the Company entered into an amended letter of agreement with River Capital Limited ("Limited"), whereby the Company will acquire Limited by issuance of 20,305,820 new common shares of the Company to the stockholders of Limited.  These shares will be reduced by the 1,030,000 shares issued in the latest private placement and the 120,000 issued to Redwood Grove Capital Management LLC.  Limited, with headquarters in Bermuda, has substantial contacts and experience in the reinsurance industry.

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

OUR OPERATIONS

The Company currently operates out of 130 King Street West, Suite 3680, Ontario, Canada. There are currently no full-time employees.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICES OF SECURITIES

Our common stock was approved for trading on the "pink sheets" on December 3, 1999 under the symbol "WHOO".  The symbol was changed to "BLLV", after the Company changed its name to Ballistic Ventures, Inc., on July 14, 2000.  As the result of a 4-to-1 reverse stock split that was effective on January 21, 2003, the Company's symbol was changed to "BLTV". On June 8, 2004 the Company's symbol was changed to RCGI after the Company changed its name to River Capital Group, Inc.  The following table sets forth the prices as reported to the Company by the "pink sheets" trading information.  The prices reflected are the High and Low closing bids, for each period as shown below.

          HIGH            LOW

          -----           -----

Year 2003 January   1 - March 31             $0.68            $0 .15

Year 2003 April     1 - June 30              $0.15            $0 .15

Year 2003 July      1 - September 30         $0.15            $0 .15

Year 2003 October   1 - December  31         $.15             $ 3.25

Year 2004 January   1 - March 31             $3.25            $1.25

Year 2004 April     1 - June 30              $6.50            $2.10

Year 2004 July      1 - September 30         $5.90            $1 .75

Year 2004 October   1 - December  31         $3.50            $1.15

Year 2005 January   1 – March 31             $2.50            $1.35

As of March 31, 2005 there were approximately 525 beneficial holders of our common stock.

The Company has not paid dividends on our stock and it does not anticipate paying any dividends thereon in the foreseeable future.

UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended December 31, 2004, the registrant issued 45,000 shares of its common stock as compensation for consulting services to three designees of Redwood Grove Capital Management, LLC.  The registrant relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the registrant.  No underwriters were used.

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

INTRODUCTION

For the year ended December 31, 2004, the Company's auditors in Note 3, of the Financial Statements, have noted that there is substantial doubt about the Company's ability to continue as a going concern. The Company's existence is dependent upon management funding operations, locating and merging the Company into a viable operating company and raising sufficient capital. At this point in time it is impossible to state an amount of additional funding which we believe would remove the going concern opinion.

The Company does not have any business operations.  The Company has neither a history of earnings nor has it paid dividends. The Company is unlikely to realize earnings or pay dividends in the immediate or foreseeable future.

There is no assurance that the Company will be able to complete an acquisition which will be profitable.  The Company has entered into a letter of agreement for the acquisition of River Capital Limited, but that acquisition is contingent, among other things, upon a Bermuda subsidiary obtaining registration as a Class 3 insurance company with the Bermuda insurance authorities.  Even if such registration is obtained, the Company may not be able to finance the acquisition and additional needs for working capital and operations.  The Company's prospects for the future, rests with the Company's ability to find a viable business venture which can utilize the company.

The Company is proactive in reviewing potential projects that could potentially be a good fit for it.

The Company has changed its fiscal year end from June 30 to December 31.  Accordingly, the following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the years ended December 31, 2004 and June 30, 2003 and the six months ended December 31, 2003 as compared to six months ended December 31, 2002, and should be read in conjunction with the Financial Statements and related notes appearing elsewhere in this report.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED JUNE 30, 2003

Operational expenses during the years ended December 31, 2004 and June 30, 2003 of $778,928 and $33,455, respectively, consisted primarily of professional fees necessary to complete certain corporate filings with the SEC.  For the year ended December 31, 2004 operational expenses also included a $220,000 charge related to the Company's agreement to satisfy all reasonable expenses incurred to effect the proposed acquisition of River Capital and a non-cash charge of $383,165 relating to the issuance of certain stock and stock options. Accordingly, the Company incurred losses of $778,928 and $40,161 for the years ended December 31, 2004 and June 30, 2003, respectively.

The loss increased the deficit accumulated during the development stage to $1,085,265 at December 31, 2004.

SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED TO FOR THE SIX MONTHS ENDED DECEMBER 31, 2002

Operational expenses during the six months ended December 31, 2003 and 2002 of $91,490 and $3,863, respectively, consisted primarily of professional fees necessary to complete certain corporate filings with the SEC. For the six months ended December 31, 2003, the operational expenses also included a $31,667 management fee charge related to the Company's agreement to satisfy all reasonable expenses incurred to effect the proposed acquisition of River Capital. Accordingly, the Company incurred losses of $92,070 and $5,213 for the six months ended December 31, 2003 and 2002 fiscal years, respectively.

PLAN OF OPERATION

The Company intends to fund future operations by funds obtained through the private placement of its securities.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, the Company had working capital of $45,187, as compared to $296,560 at December 31, 2003.

Net cash used in operating activities was $405,210 for the year ended December 31, 2004, as compared to $33,488 for the year ended June 30, 2003.  The primary use of cash from operations in 2004 was to fund operations relating to the pending business transaction with River Capital Limited.

Net cash provided by financing activities was $136,266 for the year ended December 31, 2004, as compared to $33,488 for the year ended June 30, 2003.  In November and December 2003, we sold 760,000 shares of our common stock at $0.50 per share in a private placement.  From January 2004 to June 2004, an additional 270,000 shares were sold for gross proceeds of $135,000.

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

We account for income taxes in accordance with SFAS No.109.  We are a development stage company and our deferred tax assets are not expected to be utilized in the future.  We have provided a full valuation allowance against the assets.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances).  Many of these instruments were previously classified as equity.  Although some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements", the remainder is consistent with FASB's intention to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares.  This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not expect the application of SFAS 150 to have a material effect on its condensed financial statements.  The adoption of SFAS No. 150 did not have any impact on the Company's financial position or results of operations.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104"), rescinded the accounting guidance contained in SAB 101,"Revenue Recognition in Financial Statements," and incorporated the body of previously issued guidance related to multiple-element revenue arrangements.  The Company's adoption of SAB 104 did not have any impact on its consolidated financial statements.

In March 2004, the FASB ratified EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments"("EITF 03-1"), but delayed the recognition and measurement provisions of EITF 03-1 in September 2004.  For reporting periods beginning after June 15, 2004, only the disclosure requirements for available-for-sale securities and cost method investments are required.  The adoption of EITF Issue No. 03-1 did not have any impact on the Company's financial position or results of operations.

In July 2004, the FASB issued EITF Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other than Common Stock" ("EITF 02-14).  EITF 002-14 requires application of the equity method of accounting when an investor is able to exert significant influence over operating and financial policies of an investee through ownership of common stock or in-substance common stock.  EITF 02-14 is effective for reporting periods beginning after September 15, 2004.  The adoption of EITF 02-14 did not have any impact on the Company's financial position or results of operations..

In November 2004, the FASB issued SFAS No. 151, "INVENTORY COSTS – AN AMENDMENT OF ARB NO. 43, CHAPTER 4."  This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . .under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal."  n addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Management does not believe the adoption of this statement will have any impact on the Company.

In December 2004, the FASB issued SFAS No. 152, which amends FASB statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions."  This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that opinion; however, included certain exceptions to that principle.  This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued.  Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the FASB issued a revision to SFAS No. 123R, "Accounting for Stock Based Compensations."  This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in SFAS No. 123.  This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has not yet determined the impact to its financial statements from the adoption of this statement.

ITEM 7.

 FINANCIAL STATEMENTS

The financial statements required in this Form 10-KSB are set forth beginning on page F-1

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL  DISCLOSURE

On February 28, 2005, Sweeney, Gates & Co. resigned as the independent public accountants for River Capital Group, Inc.  The resignation of Sweeney, Gates & Co. was approved by the Board of Directors of the Registrant. Sweeney, Gates & Co. had audited the registrant's balance sheet as of December 31, 2003 and June 30, 2003 and 2002, and the related statements of operations, stockholders' deficit and cash flows for the six months ended December 31, 2003 and for the years ended June 30, 2003 and 2002 and for the period June 1, 2000 (inception) to December 31, 2003.

The audit report of Sweeney, Gates & Co. on the financial statements as of December 31, 2003 and for the six months ended December 31, 2003 and for the period from June 1, 2000 (inception) to December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, or was modified as to audit scope, accounting principles or uncertainty, except for a going concern opinion expressing substantial doubt about the Company's ability to continue as a going concern.

During the two most recent fiscal periods/years ended December 31, 2003 and the subsequent interim period through February 28, 2005, there were no disagreements with Sweeney, Gates & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Sweeney, Gates & Co., would have caused it to make reference to the subject matter of the disagreement in connection with its report.  The registrant has requested Sweeney, Gates & Co. to furnish it a letter addressed to the Commission stating whether it agrees with the above statements.  A copy of that letter, dated March 1, 2005, was filed as Exhibit 16.1 to a Form 8-K filed March 3, 2005.

There were no other "reportable events" as that term is described in Item 304(a)(1)(iv) of Regulation S-B occurring within the registrant's two most recent fiscal periods/years ended December 31, 2003 and the subsequent interim period ended February 28, 2005.

On March 15, 2005, the registrant engaged De Meo, Young, McGrath of Fort Lauderdale, LLP ("De Meo, Young, McGrath"), as its principal accountant to audit the registrant's financial statements for the year ending December 31, 2004.  The registrant's board of directors has approved the engagement of De Meo, Young, McGrath.

Prior to the engagement of De Meo, Young, McGrath, the registrant had not consulted De Meo, Young, McGrath as to the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the registrant's financial statements, and no written or oral advice was provided that was an important factor considered by the registrant in reaching a decision as to an accounting, auditing or financial reporting issue.

ITEM 8A. CONTROLS AND PROCEDURES

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2004 (the "Evaluation Date"). Such evaluation was conducted under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and its Chief Financial Officer ("CFO"). Based upon such evaluation, the Company's CEO and CFO have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE

  WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table provides important information concerning our directors, executive officers, and key employees as of March 31, 2005.

NAME                 AGE    POSITION

----                 ---    --------

Howard Taylor

   43

    Chief Executive Officer

William P. Dickie    62     Chief Financial Officer, Director, Secretary

Eric Pinkney         42     Director

Mr. Taylor is President of the Registrant and is a Director of a privately held investment company. Mr. Taylor is also a director of Sharps Technologies, a UK private company. Mr. Taylor was previously an Executive with County Natwest Securities, a leading International Investment Bank. He has been a Director with an NASD and SFA broker dealer, experienced in both the London and United States markets. He has held the NASD Series 7, 24 and 63 licenses and is a member of the Securities Institute in the United Kingdom. Mr. Taylor has extensive experience in the sourcing, structuring and execution of a broad range of Private Equity transactions.

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

CODE OF ETHICS

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company.  We expect to adopt a code by June 30, 2005.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Upon our registration under the Securities Exchange Act of 1934 on April 11, 2000, our officers and directors, and persons who own more than 10% of a registered class of our equity securities, were required to file reports of ownership and changes in ownership with the Securities and Exchange Commission pursuant to Section 16(a) of that Act.  The following table sets forth filing activity during the most recently completed fiscal year ended December 31, 2004:

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2004, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners except as follows:

REPORTING PERSON	DATE REPORT DUE	DATE REPORT FILED
Howard Taylor	Form 4 due 02/5/04	5/10/04
William Dickie	Form 4 due 02/5/04	5/11/04
Eric Pinkney	Form 4 due 02/5/04	5/10/04
Richard King	Form 4 due 2/5/04	5/10/04
Eric Pinkney	Form 4 due 3/15/04	5/10/04

ITEM 10.  EXECUTIVE COMPENSATION

There is no present program of executive, or director compensation, and no plan of compensation is expected to be adopted or authorized until a suitable project is located and operations are launched, and revenues are achieved.  Companies owned by two directors (Howard Taylor and William Dickie) receive up to $12,000 per month as management and administrative fees for a total of $169,000 for the year ended December 31, 2004.  A total of $51,000 was reimbursed to River Capital Limited for out of pocket expenses incurred on behalf of the Company.

In May 2004, the stockholders of the Company adopted a Stock Option Plan (the "Plan").  Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company's common stock at the date of grant.  Options may be granted to key employees and other persons who contribute to the success of the Company.  The Company has reserved 507,645 shares of common stock for the Plan.  This number automatically shall be adjusted annually at the beginning of the Company's fiscal year to a number equal to 10% of the number of shares of the Company issued and outstanding at the end of the Company's last completed fiscal year.  As of September 30, 2004, options to purchase 275,000 shares at a price of $2.00 per share had been granted pursuant to the Plan.  The options are exercisable through February 5, 2009. As part of this plan the Company issued 25,000 options to a consultant. A charge of $23,415 has been recorded in the Company's statement of operations for the year ended December 31, 2004.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

   STOCKHOLDER MATTERS

The following table provides certain information as of March 31, 2005 concerning the beneficial ownership of the Company's common stock held by each director; each person known by us to be the beneficial owner of at least 5% of the Company's voting stock; and all executive officers and directors as a group.

----------------------- ---------------------------------------- ------

NAME AND ADDRESS

           NUMBER OF COMMON      PERCENTAGE

OF BENEFICIAL OWNER

           SHARES

               OF OWNERSHIP (1)

--------------

           -------------------  -------------------

Kashmir Overseas Holdings, Ltd. (2)                 1,404,463

            22.6%

C/O LOM Securities (Bahamas) Limited

Millennium House

East Mall Drive

P.O. Box F 42498-350

Freeport, Grand Bahama

Monashee Limited (3)

                            1,404,462

            22.6%

C/O Waterstreet Corporate Services Limited

27 Reid Street

1st Floor

P.O. Box HM 3051

Hamilton, HM NX

Bermuda

Largo Flight Limited (4)                             644,625

            10.4%

C/O LOM Securities (Cayman) Limited

Buckingham Square

West Bay Road

P.O. Box 30997 SMB

Grand Cayman

Cayman Islands

Longview Equity Funds LP (5)

                 439,347

            7.1%

600 Montgomery Street 44th Floor

San Francisco, CA 94111

Longview Fund L.P. (6)

                 439,347

            7.1%

600 Montgomery Street, 44th Floor

San Francisco, CA 94111

Eric Pinkney (7)

                                   256,075

            4.1%

1283 Crossfield Bend

Mississauga, Ontario

L5G 3P5

William P. Dickie (8)                                126,250

            2.0%

100 Adelaide Street West

Suite 1302

Toronto, Ontario

Canada M5H 1S3

Howard Taylor

(7)

                  50,000

            0.8%

48 Par La Ville Rd

Hamilton, HMII

Bermuda

All directors and executive officers

of the Company as a group (3 persons) (9)            432,325

           6.9%

---------------

(1)

This table is based on 6,196,455 shares of Common Stock outstanding as of March 31, 2005.  If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from March 31, 2005, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(2)

Directors of Kashmir Overseas Holdings, Ltd. are Craig Lines and Scott Lines.

(3)

Directors of Monashee Limited are Brian Lines and Scott Lines.

(4)

Directors of Largo Flight Limited are Brian Lines and Scott Lines.

(5)

The investment manager of Longview Equity Funds LP is Redwood Grove Capital Management LLC.

(6)

The general partner of Longview Fund L.P. is Viking Asset Management.

(7)

Includes 50,000 shares issuable upon exercise of stock options issued February 5, 2004.

(8)

Includes 100,000 shares issuable upon exercise of stock options issued February 5, 2004.

(9)

Includes 200,000 shares issuable upon exercise of stock options issued February 5, 2004.

EQUITY COMPENSATION PLANS

At December 31, 2004, our equity compensation plans were as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	275,000	$2.00	232,645
Equity compensation plans not approved by security holders	-0-	--	-0-
Total	275,000	$2.00	232,645

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company had received advances from an overdraft demand loan from Lines Overseas Management Limited.  As of July 1, 2002 Lines Overseas Management Limited elected to contribute the unpaid principal and interest of $94,852 to capital. In addition the advances during the six months ended December 31, 2003 of $3,048 and advances during the year ended June 30, 2003 of $33,488 were also contributed to capital. These advances were used to pay the operating expenses of the Company.  At December 31, 2004 and 2003, the Company owed $0 and $8,124, respectively to Lines Overseas Management Limited.

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

Companies owned by two directors (Howard Taylor and William Dickie) receive up to $12,000 per month as management and administrative fees for a total of $169,000 for the year ended December 31, 2004.  In addition, a total of approximately $63,000 was reimbursed to River Capital Limited, officers and other entities controlled by officers for out of pocket expenses incurred on behalf of the Company.

ITEM 13. EXHIBITS

EXHIBITS

The following are exhibits to this report:

Number

   Description

------

   -----------

3.1            Form of Certificate of Incorporation of Ballistic Ventures, Inc. (1)

3.2

   Certificate of Amendment to the Certificate of Incorporation (2)

10.1

   Stock Option Plan adopted May 3, 2004

16.1

   Letter from Sweeney, Gates & Co. (3)

31.1

   Rule 13a-14(a) Certification of Principal Executive Officer

31.2

   Rule 13a-14(a) Certification of Chief Financial Officer

32.1

   Section 1350 Certification of Principal Executive Officer

32.2

   Section 1350 Certification of Chief Financial Officer

---------------

(1) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB.

(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated June 5, 2004.

(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated February 28, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the year ended December 31, 2004 our principal accountant will bill $10,000 for the audit of our annual financial statements included in our Form 10-KSB filings. For the year ended December 31, 2004 our former principal accountant billed $10,915 for the review of financial statements included in our Form 10-QSB filings.

For six months ended December 31, 2003 and the fiscal year ended June 30, 2003 our former principal accountant billed 11,483 and $8,181, respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for the year ended December 31, 2004, six months ended December 31, 2003 and the fiscal year ended June 30, 2003.

TAX FEES

For the fiscal year and six months ended December 31, 2004 and 2003, our principal accountant did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES

There were no other fees billed by our principal accountants other than those disclosed above for the year and six months ended December 31, 2004 and 2003 or the fiscal year ended June 30, 2003.

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

April 15, 2005

River Capital Group, Inc.

By: /s/ William P. Dickie

--------------------------------

William P. Dickie, Secretary and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Howard Taylor Howard Taylor	President (Principal Executive Officer)	April 15, 2005
/s/ William P. Dickie William P. Dickie	Chief Financial Officer, Director and Secretary (Principal Financial and Accounting Officer)	April 15, 2005
/s/ Eric Pinkney Eric Pinkney	Director	April 15, 2005

Exhibit 31.1

RULE 13a-14(a) CERTIFICATION

I, Howard Taylor, certify that:

1.

I have reviewed this annual report on Form 10-KSB of River Capital Group, Inc.;

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

Date:

April 15, 2005

/s/ Howard Taylor

Howard Taylor

President (Principal Executive

Officer)

Exhibit 31.2

RULE 13a-14(a) CERTIFICATION

I, William Dickie, certify that:

1.

I have reviewed this annual report on Form 10-KSB of River Capital Group, Inc.;

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

April 15, 2005

/s/ William P. Dickie

William Dickie

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of River Capital Group, Inc. (the "Company") on Form 10- KSB for the period ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard King, Chairman (Chief Executive Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of River Capital Group, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William Dickie, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William P. Dickie

William P. Dickie

Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
River Capital Group, Inc.

We have audited the accompanying consolidated balance sheets of River Capital Group, Inc. (the "Company"), a Florida corporation, as of December 31, 2004, and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Capital Group, Inc. at December 31, 2004 and the results of their operations and their cash flows for the year ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

De Meo, Young, McGrath, CPA

/s/De Meo, Young, McGrath

Fort Lauderdale, Florida

April 12 ,2005

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the board of Directors and

Stockholders

River Capital Group, Inc.

We have audited the accompanying balance sheet of River Capital Group, Inc. (formerly Ballistic Ventures, Inc.), (a development stage company) as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the six months ended December 31, 2003 and for the year ended June 30, 2003 and for the period June 1, 2000 (inception) to December 31, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Capital Group, Inc., as of December 31, 2003, and the results of its operations and cash flows for the six months ended December 31, 2003 and the year ended June 30, 2003 and the period from June 1, 2000 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

Sweeney, Gates & Co.

Fort Lauderdale, Florida

April 28, 2004

RIVER CAPITAL GROUP, INC.
(a development stage company)
BALANCE SHEET

	December 31, 2004	December 31, 2003

ASSETS

Cash	$ 95,554	$ 364,498
Due from related party	963	-
Prepaid expenses	-	-

Total current assets	96,517	364,498

Total assets	$ 96,517	$ 364,498

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$ 12,445	$ 59,814
Accounts payable to related parties	38,885	-
Loan from related party	-	8,124

Total current liabilities	51,330	67,938

Stockholders' equity:
Common stock, $.001 par value, 50,000,000 shares
authorized: 6,196,455 and 5,836,455 shares issued and
outstanding in 2004 and 2003, respectively	6,196	5,836

Additional paid-in capital	1,124,256	606,451
Subscription receivable	-	(9,390)
Deficit accumulated during development stage	(1,085,265)	(306,337)

Total stockholders' equity	45,187	296,560

Total liabilities and stockholders' equity	$ 96,517	$ 364,498

The accompanying notes are an integral part of these financial statements.
F-2

RIVER CAPITAL GROUP, INC.
(a development stage company)
STATEMENTS OF OPERATIONS

	For the year	For the six	For the year	June 1, 2000
	ended	months ended	ended	(inception) to
	December 31,	December 31,	June 30,	December 31,
	2004	2003	2003	2004

Revenue	$ -	$ -	$ -	$ -

Total revenue	-	-	-	-

Expenses:
Selling general and administrative	778,928	91,490	33,455	973,073
Impairment of goodwill	-	-	-	97,997

Total operating expenses	778,928	91,490	33,455	1,071,070

Total operating loss	(778,928)	(91,490)	(33,455)	(1,071,070)

Other income (expense):
Miscellaneous income	-	-	-	2,298
Interest expense	-	(580)	(6,706)	(16,493)
	-	(580)	(6,706)	(14,195)

Net loss	$ (778,928)	$ (92,070)	$ (40,161)	$ (1,085,265)

Net loss per share - basic and diluted	$ (0.13)	$ (0.02)	$ (0.01)

Weighted average shares outstanding	6,060,606	5,101,318	5,076,455

The accompanying notes are an integral part of these financial statements.
F-3

RIVER CAPITAL GROUP, INC.
(a development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

					Deficit
					accumulated
			Additional	Stock	during
	Common Stock		paid-in	Subscription	development
	Shares	Amount	capital	Receivable	stage	Total
Balance, June 1, 2000	$ 4,943,642	$ 4,943	$ 14,830	$ -	$ -	$ 19,773

Exercise of warrants	132,813	133	52,992	-	-	53,125

Net loss for the year ended June 30, 2000	-	-	-	-	(103,140)	(103,140)

Balance, June 30, 2000	5,076,455	5,076	67,822	-	(103,140)	(30,242)

Net loss for the year ended June 20, 2001	-	-	-	-	(31,848)	(31,848)

Balance July 1, 2001	5,076,455	5,076	67,822	-	(134,988)	(62,090)

Net loss for the year ended June 30, 2002	-	-	-	-	(39,118)	(39,118)

Balance, June 30, 2002	5,076,455	5,076	67,822	-	(174,106)	(101,208)

Contribution of related party note payable	-	-	128,341	-	-	128,341

Net loss for the year ended June 30, 2003	-	-	-	-	(40,161)	(40,161)

Balance, June 30, 2003	5,076,455	5,076	196,163	-	(214,267)	(13,028)

Contribution of related party note payable	-	-	3,048	-	-	3,048

Stock given for compenstation	-	-	28,000	-	-	28,000

Net loss for the period ended December 31, 2003	-	-	-	-	(92,070)	(92,070)

Issuance of common stock	760,000	760	379,240	(9,390)	-	370,610

Balance, December 31, 2003	5,836,455	5,836	606,451	(9,390)	(306,337)	296,560

Issuance of common stock	270,000	270	134,730	9,390	-	144,390

Options issued for service	-	-	23,415	-	-	23,415

Issuance of common stock for services	90,000	90	359,660	-	-	359,750

Net loss for the year ended December 31, 2004	-	-	-	-	(778,928)	(778,928)

Balance, December 31, 2004	$ 6,196,455	$ 6,196	$ 1,124,256	$ -	$ (1,085,265)	$ 45,187

The accompanying notes are an integral part of these financial statements.
F-4

RIVER CAPITAL GROUP, INC.
(a develpment stage company)
STATEMENTS OF CASH FLOWS

	For the year	For the six	For the year	June 1, 2000
	ended	months ended	ended	(inception) to
	December 31,	December 31,	June 30,	December 31,
	2004	2003	2003	2004

Cash flows from operating activities:
Net loss	$ (778,928)	$ (92,070)	$ (40,161)	$ (1,085,265)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Impairment loss on goodwill	-	-	-	97,997
Stock given for compensation	383,165	28,000	-	411,165
Changes in operating assets and liabilities:
(Increase) decrease in due from related party	(963)	-	-	(963)
(Increase) decrease in accounts receivable	-	-	-	1,271
(Increase) decrease in prepaid expenses	-	-	2,500	-
Increase (decrease) in accounts payable	(47,369)	46,786	4,173	(66,435)
Increase (decrease) in accounts payable	38,885	-	-	38,885

Total adjustments	373,718	74,786	6,673	481,920

Net cash used by operations	(405,210)	(17,284)	(33,488)	(603,345)

Cash flows from financing activities:
Issuance of common stock	135,000	380,000	-	568,125
(Incease) decrease in subscription receivable	9,390	(9,390)		-
Proceeds from loan payable	-	11,172	33,488	139,513
Payment of loan payable	(8,124)	-	-	(18,124)

Net cash provided by financing activities	$ 136,266	$ 381,782	$ 33,488	$ 689,514

Net increase (decrease) in cash	(268,944)	364,498	-	86,169

Cash at beginning of period	364,498	-	-	9,385

Cash at end of period	$ 95,554	$ 364,498	$ -	$ 95,554

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ 580	$ -	$ 580
Income taxes	$ -	$ -	$ -	$ -

Supplemental non-cash financing transactions:
Contribution of loan to equity	$ -	$ 3,048	$ 128,341	$ 131,389

River Capital Group, Inc.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

1. BUSINESS AND BASIS OF PRESENTATION

River Capital Group, Inc.(the "Company") was incorporated in Florida on June 17, 1997 as Greystone Credit, Inc. and merged into whOOdoo.com, Inc. a Delaware corporation and on July 17, 2000 renamed Ballistic Ventures, Inc and then on June 5, 2004 was renamed River Capital Group, Inc.  After ceasing active operations on June 1, 2000, the Company re-entered into the development stage and now operates with the purpose of merging with another company. On April 27, 2004, the Company entered into an amended letter of agreement with River Capital Limited ("Limited"), whereby the Company will acquire Limited by issuance of 20,185,820 new common shares of the Company to the stockholders of Limited. These shares will be reduced by the 1,030,000 shares issued in the latest private placement. Limited, with headquarters in Bermuda, has substantial contacts and experience in the reinsurance industry. As part of the proposed business plan, Limited has sought registration as a Class 3 insurance company with the Bermuda insurance regulators.  Upon obtaining this authority, Limited will merge with or be acquired by the Company and will commence operations as a provider of insurance and reinsurance products and services. Goodwill associated with the prior operations of $97,997 was written off on June 1, 2000.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). Many of these instruments were previously classified as equity. Although some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements", the remainder are consistent with FASB's intention to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beg the application of SFAS 150 to have a material effect on its condensed financial statements. The adoption of SFAS No. 150 did not have any impact on the Company's financial position or results of operations.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104"), rescinded the accounting guidance contained in SAB 101, "Revenue Recognition in Financial Statements," and incorporated the body of previously issued guidance related to multiple-element revenue arrangements. The Company's adoption of SAB 104 did not have any impact on its financial statements.

In March 2004, the FASB ratified EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments"("EITF 03-1"), but delayed the recognition and measurement provisions of EITF 03-1 in September 2004. For reporting periods beginning after June 15, 2004, only the disclosure requirements for available-for-sale securities and cost method investments are required. The adoption of EITF Issue No. 03-1 did not have any impact on the Company's financial position or results of operations.

In July 2004, the FASB issued EITF Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other than Common Stock" ("EITF 02-14). EITF 002-14 requires application of the equity method of accounting when an investor is able to exert significant influence over operating and financial policies of an investee through ownership of common stock or in-substance common stock. EITF 02-14 is effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 did not have any impact on the Company's financial position or results of operations..

         In December 2004, the FASB issued SFAS No. 152, which amends FASB statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

         In December 2004, the FASB issued a revision to SFAS No. 123R, "Accounting for Stock Based Compensations." This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in SFAS No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has not yet determined the impact to its financial statements from the adoption of this statement.

3. GOING CONCERN

The Company was a development stage entity through December 31, 2004. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of all liabilities in the normal course of business.

On May 31, 2000, the Company discontinued all operations. As of December 31, 2004, the Company had a deficit accumulated during the development stage of $1,085,265. During the year ended December 31, 2004 the company suffered a loss of $778,928. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

      Costs and expenses

    (3,863)

      Operating loss

    (3,863)

      Other expense

    (1,350)

      Net loss

    (5,213)

      Basic and diluted loss

          per share:$

    (.00)

5. DUE TO RELATED PARTY

The Company received advances from an overdraft demand loan from Lines Overseas Management Limited, a related party. At July 1, 2003, Lines Overseas Management Limited elected to contribute the unpaid principal and interest of loans totaling $131,389 to capital.

At December 31, 2004 and 2003 the Company owed Lines Overseas Management Limited $0 and $8,124, respectively.

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

On April 28, 2003 the Company granted to a former officer and present director the right to acquire up to 50,000 common shares exercisable only if the Company issued new shares via a financing offering, with an exercise price of $0.40 per share.  On September 17, 2003, the former officer surrendered and terminated the options. The Company's Board of Directors acknowledged and accepted that a major shareholder of the Company granted 187,000 common shares to the former officer as a gift to compensate for the renouncement of the above-mentioned options, valued at $28,000.

In November and December of 2003, the Company sold in a private placement 760,000 shares of common stock for $.50 per share for gross proceeds of $380,000. From January 2004 to June 2004, an additional 270,000 shares were sold for $.50 per share for gross proceeds of $135,000.

During the year ended December 31, 2004 the Company issued 90,000 shares of its common stock to designees of Redwood Grove Capital Management, LLC ("Redwood"), as payment for consulting services. Such services are to be provided from July 1, 2004 to and including February 28, 2005. The payment is pursuant to an agreement to issue a total of 120,000 shares of common stock over the eight-month period. A charge of $359,750 for the fair market value of the 90,000 shares has been recorded in the Company's statement of operations for the year ended December 31, 2004.

In May 2004, the stockholders of the Company adopted a Stock Option Plan (the "Plan").  Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company's common stock at the date of grant.  Options may be granted to key employees and other persons who contribute to the success of the Company.  The Company has reserved 507,645 shares of common stock for the Plan.  This number automatically shall be adjusted annually at the beginning of the Company's fiscal year to a number equal to 10% of the number of shares of the Company issued and outstanding at the end of the Company's last completed fiscal year.  As of December 31, 2004, options to purchase 275,000 shares at a price of $2.00 per share had been granted pursuant to the Plan.  The options are exercisable through February 5, 2009. As part of this plan the Company issued 25,000 options to a consultant. A charge of $23,415 has been recorded in the Company's statement of operations for the year ended December 31, 2004.

The Company accounts for its employee stock option plans under the intrinsic value method, in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.  Compensation expense related to the granting of employee stock options is recorded over the vesting period only if, on the date of grant, the fair value of the underlying stock exceeds the option's exercise price.  The Company has adopted the disclosure-only requirements of SFAS No. 123, "Accounting For Stock-Based Compensation," which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net loss and pro forma loss per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

In December 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends SFAS No. 123 "Accounting for Stock-Based Compensation."

Had the Company determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, its net loss would have been increased to the pro forma amount indicated below:

        Year ended

                      Six Months

     December 31, 2004           December 31, 2003

      Net (loss) applicable to Common stockholder:

      As reported

        $(778,928)

                $(91,490)

      Stock-based employee compensation expense related to stock options determined under fair value method

         (167,422)

                       -

      Amounts charged to expense

           23,415

                       -

      Pro forma according to SFAS 123

        $(922,935)

                $(91,490)

      Net income applicable to common

      Stockholder per share:

      As reported

           $(0.13)

                  $(0.02)

      Pro forma according to SFAS 123

           $(0.14)

                  $(0.02)

7. INCOME TAXES

The Company had available at December 31, 2004 net operating loss carry forwards for federal and state tax purposes of approximately $1,050,000, which could be applied against taxable income in subsequent years through 2025. The deferred tax asset for net operating losses was approximately $266,000 and $113,000 as of December 31, 2004 and 2003, respectively, and a full valuation allowance was recorded since realization is uncertain.

Reconciliation of the differences between income taxes computed at the federal and state statutory tax rates and the provision for income taxes for the year and sixmonths ended December 31, 2004 and 2003 and the year ended June 30, 2003 are approximately as follows:

	Year	Six months
	ended	ended	Year ended
	December 31	December 31	June 30,

	2004	2003	2003

Income tax loss at federal statutory tax rate	-34.00%	-34.00%	-34.00%

State tax, net of federal benefit	-3.63%	-3.63%	-3.63%

Valuation allowance	37.63%	37.63%	37.63%

Provision for taxes	-	-	-

	Year	Six months
	ended	ended	Year ended
	31-Dec	31-Dec	June 30,

	2004	2003	2003

Income tax loss at federal statutory tax rate	(264,836	(31,304	(13,655

State tax, net of federal benefit	(28,275	(3,342	(1,458

Valuation allowance	293,111	34,646	15,113

Provision for taxes	-	-	-

The Company's deferred tax assets are as follows:

	December 31	December 31	June 30,
	2004	2003	2003

Net Operating Loss	$367,500	$113,000	$81,000

Valuation allowance	(367,500)	(113,000)	(81,000)

Net deferred tax assets	$-	$-	$-

8.RELATED PARTY TRANSACTION

On April 27, 2004, the Company entered into an amended letter of agreement with River Capital Limited ("Limited"), whereby Limited will be acquired by the Company by issuance of 20,185,820 new common shares of the Company to the stockholders of Limited. (See Note 8). Pursuant to the letter of intent relating to this transaction, the funds raised in the private placement will be at the disposal of Limited to satisfy all reasonable expenditures pursuant to the merger. The Company is providing up to $20,000 a month to cover these expenses.  Companies owned by two officers and directors receive up to $12,000 per month as management and administrative fees for a total of $169,000 for the year ended December 31, 2004.  In addition, a total of approximately $63,000 was reimbursed to River Capital Limited, officers and other entities controlled by officers for out of pocket expenses incurred on behalf of the Company. A total of $38,885 is due at December 31, 2004 to the officers and other entities controlled by officers in connection with this transaction

9.PENDING TRANSACTION

On April 27, 2004, the Company entered into an amended letter of agreement with River Capital Limited ("Limited"), whereby Limited will be acquired by the Company by issuance of 20,185,820 new common shares of the Company to the stockholders of Limited. These shares will be reduced by the 1,030,000 shares issued in the latest private placement and the 120,000 issued to Redwood. Limited, with headquarters in Bermuda, has substantial contacts and experience in the reinsurance industry.

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

Pursuant to the letter of intent relating to this transaction, the funds raised in the private placement will be at the disposal of Limited to satisfy all reasonable expenditures pursuant to the merger. The Company is providing up to $20,000 a month to cover these expenses.  For the year ended December 31, 2004 a total of $169,000 has been expensed.

10.COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations, or liquidity.