Form 10QSB
period 2004-03-31
RIVER CAPITAL GROUP, INC.
filed 2005-05-16
CIK 1104594

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         (x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005

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

         Yes (X) No ()

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 12, 2005 the registrant had issued and outstanding 6,226,455 shares of common stock.

Transitional Small Business Disclosure Format (check one);

         Yes ( ) No (x)

                                                                        Page No.

                                                                        --------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Balance Sheet at

March 31, 2005(unaudited)and December 31, 2004

      3

Statements of Operations

for the Three Months ended March 31, 2005

and 2004 and June 1, 2000 (inception)

to March 31, 2005(unaudited)

                                 4

Statements of Cash Flows for

the Three Months ended March 31, 2005

and 2004  and June 1, 2000 (inception)

to March 31, 2005(unaudited)

                                        5

Notes to the Financial

Statements (unaudited)                                                    6

Item 2. Management's Discussion and Analysis or Plan of Operation

      7

Item 3. Controls and Procedures

     9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

    9

Item 3. Defaults Upon Senior Securities.

     9

Item 4. Submission of Matters to a Vote of Security Holders.

     9

Item 5. Other Information.

     9

Item 6. Exhibits.

     9

SIGNATURES

     10

RIVER CAPITAL GROUP, INC.
(a development stage company)
BALANCE SHEET

	March 31, 2005	December 31, 2004
	(unaudited)

ASSETS

Cash	$ 54,659	$ 95,554
Due from related party	963	963

Total current assets	55,622	96,517

Total assets	$ 55,622	$ 96,517

LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)

Accounts payable and accrued expenses	$ 8,391	$ 12,445
Accounts payable to related parties	56,407	38,885

Total current liabilities	64,798	51,330

Stockholders' equity (deficit:)
Common stock, $.001 par value, 50,000,000 shares
authorized: 6,226,455 and 6,196,455 shares issued and
outstanding in 2005 and 2004, respectively	6,226	6,196

Additional paid-in capital	1,208,976	1,124,256
Subscription receivable	-	-
Deficit accumulated during development stage	(1,224,378)	(1,085,265)

Total stockholders' equity (deficit)	(9,176)	45,187

Total liabilities and stockholders' equity	$ 55,622	$ 96,517

RIVER CAPITAL GROUP, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three	For the three	June 1, 2000
	months ended	months ended	(inception) to
	March 31,	March 31,	March 31,
	2005	2004	2005

Revenue	$ -	$ -	$ -

Total revenue	-	-	-

Expenses:
Selling general and administrative	138,971	129,201	1,112,044
Impairment of goodwill	-	-	97,997

Total operating expenses	138,971	129,201	1,210,041

Total operating loss	(138,971)	(129,201)	(1,210,041)

Other income (expense):
Miscellaneous income	22	-	2,320
Interest expense	(164)	-	(16,657)
	(142)	-	(14,337)

Net loss	$ (139,113)	$ (129,201)	$ (1,224,378)

Net loss per share - basic and diluted	$ (0.02)	$ (0.02)

Weighted average shares outstanding	6,211,624	5,913,122

RIVER CAPITAL GROUP, INC.
(a develpment stage company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		For the three	For the three	June 1, 2000
		months ended	months ended	(inception) to
		March 31,	March 31,	March 31,
		2005	2004	2005

Cash flows from operating activities:
Net loss		$ (139,113)	$ (129,201)	$ (1,224,378)
	Adjustments to reconcile net loss to net
used in operating activities:	cash provided (used) by operating activities:
	Impairment loss on goodwill	-	-	97,997
	Stock given for compensation	84,750	-	495,915
	Changes in operating assets and liabilities:
	(Increase) decrease in due from related party	-	-	(963)
	(Increase) decrease in accounts receivable	-	-	1,271
	(Increase) decrease in prepaid expenses	-	(8,333)	-
	Increase (decrease) in accounts payable	(4,054)	(32,253)	(70,489)
	Increase (decrease) in accounts payable to related parties	17,522	-	56,407

	Total adjustments	98,218	(40,586)	580,138

	Net cash used by operations	(40,895)	(169,787)	(644,240)

Cash flows from financing activities:
	Issuance of common stock	-	135,000	568,125
	(Incease) decrease in subscription receivable	-	(80,610)	-
	Proceeds from loan payable	-	-	139,513
	Payment of loan payable	-	(8,124)	(18,124)

	Net cash provided by financing activities	$ -	$ 46,266	$ 689,514

	Net increase (decrease) in cash	(40,895)	(123,521)	45,274

	Cash at beginning of period	95,554	364,498	9,385

	Cash at end of period	$ 54,659	$ 240,977	$ 54,659

Supplemental disclosure of cash flow information:
	Cash paid during the period for:
	Interest	$ -	$ -	$ 580
	Income taxes	$ -	$ -	$ -

Supplemental non-cash financing transactions:
	Contribution of loan to equity	$ -	$ -	$ 131,389

RIVER CAPITAL GROUP, INC.

(a development stage company)

SELECTED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2005

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Article 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Note 2 - Going Concern

The Company was a development stage entity through March 31, 2005.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of all liabilities in the normal course of business.

As of March 31, 2005, the Company had a deficit accumulated during the development stage of $1,224,378.  During the three months ended March 31, 2005 the Company suffered a loss of $139,113.  During the year ended December 31, 2004, and the period ended June 1, 2000 (inception) to March 31, 2005, the Company suffered losses of $778,928 and $1,224,378, respectively.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3 – Pending Transaction

On April 27, 2004, the Company entered into an amended letter of agreement with River Capital Limited ("Limited"), whereby the Company will acquire Limited by issuance of 20,185,820 new common shares of the Company to the stockholders of Limited. These shares will be reduced by the 1,030,000 shares issued in the latest private placement and the 120,000 shares issued to Redwood. Limited, with headquarters in Bermuda, has substantial contacts and experience in the reinsurance industry.

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

Pursuant to the letter of intent relating to this transaction, the funds raised in the private placement will be at the disposal of Limited to satisfy all reasonable expenditures pursuant to the merger. The Company is providing up to $20,000 a month to cover these expenses.  For the three months ended March 31, 2005 a total of $47,169 has been expensed.

Note 4 – Stockholders’ equity

During the quarter ended March 31, 2005, the registrant issued 30,000 shares of its common stock as compensation for consulting services to three designees of Redwood Grove Capital Management, LLC. A charge of $84,750 was recorded for the three months ended March 31, 2005, valued at fair market value, in connection with this transaction.  The registrant relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the registrant.

Note 5 – Related party transactions

Companies owned by two directors receive up to $12,000 per month as management and administrative fees for a total of $34,000 for the three months ended March 31, 2005. An additional $13,169 was received as reimbursement of expenses for the three months ended March 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-looking Statement and Information

The Company is including the following cautionary statement in this Form 10-QSB for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

Introduction

For the year ended December 31, 2004, the Company's auditors, in Note 3 of the Financial Statements, have noted that there is substantial doubt about the Company's ability to continue as a going concern.  The Company's existence is dependent upon management funding operations, locating and merging the Company into a viable operating company and raising sufficient capital. At this point in time it is impossible to state an amount of additional funding which we believe would remove the going concern opinion, as the Company is inactive at this time.

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

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

Operational expenses during the three months ended March 31, 2005 and March 31, 2004 of $139,135 and $129,201, respectively, consisted primarily of professional fees necessary to complete certain corporate filings with the SEC.  For the three months ended March 31, 2005 operational expenses also included a $47,169 charge related to the Company's agreement to satisfy all reasonable expenses incurred to effect the proposed acquisition of River Capital and a non-cash charge of $84,750 relating to the issuance of certain stock. For the three months ended March 31, 2004 operational expenses also included a $60,000 charge related to the Company's agreement to satisfy all reasonable expenses incurred to effect the proposed acquisition of River Capital. Accordingly, the Company incurred losses of $139,113 and $129,201 for the three months ended March 31, 2005 and March 31, 2004, respectively.

The loss increased the deficit accumulated during the development stage to $1,224,378 at March 31, 2005.

PLAN OF OPERATION

The Company intends to fund operations by funds obtained through the private placement of its securities.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $40,895 for the three months ended March 31, 2005, as compared to $169,787 for the same period ended March 31, 2004.  The primary use of cash from operations in both periods was to fund operations relating to the pending business transaction with River Capital Limited.

Net cash provided by financing activities was $nil for the three months ended March 31, 2005, as compared to $46,266 in 2004.  In November and December 2003, we sold 760,000 shares of our common stock at $0.50 per share in a private placement.  From January 2004 to June 2004, an additional 270,000 shares were sold for gross proceeds of $135,000.

On November 10, 2003, the Company entered into a letter of agreement with River Capital Limited, a Bermuda corporation, providing for the acquisition of River Capital by the Company by the exchange of the Company’s shares for the shares of River Capital Limited.  River Capital, with headquarters in Bermuda, has substantial contacts and experience in the reinsurance industry.  As of the date of this report, River Capital has made application to the Bermuda Monetary Authority seeking registration as a Class 3 insurance company with the Bermuda insurance authorities.  Upon obtaining this authority and raising at least $1.5 million for the proposed operations, the Company will complete the acquisition of River Capital. Our present intentions are to sell debt or equity securities.

Critical Accounting Policies

Our accounting policies are fully described in Note 2 of the Notes to the Financial Statements for the year ended December 31, 2004, which were included in our Form 10-KSB as filed with the Securities and Exchange Commission.  As discussed in Note 2, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.

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

Item 3. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2005 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2005, the registrant issued 30,000 shares of its common stock as compensation for consulting services to three designees of Redwood Grove Capital Management, LLC.  The registrant relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the registrant.  No underwriters were used.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

  None

Item 6. Exhibits.

         (a)      Exhibits.

The following are exhibits to this report:

Number

   Description

------

   -----------

3.1              Form of Certificate of Incorporation of Ballistic Ventures, Inc. (1)

3.2

   Certificate of Amendment to the Certificate of Incorporation (2)

10.1

   Stock Option Plan adopted May 3, 2004 (3)

31.1

   Rule 13a-14(a) Certification of Principal Executive Officer

31.2

   Rule 13a-14(a) Certification of Chief Financial Officer

32.1

   Section 1350 Certification of Principal Executive Officer

32.2

   Section 1350 Certification of Chief Financial Officer

---------------

(1) Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB.

(2) Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated June 5, 2004.

(3) Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          RIVER CAPITAL GROUP, INC.

Date: May 12, 2005

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

May 12, 2005

/s/Howard Taylor

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

May 12, 2005

/s/ William Dickie

William Dickie

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of River Capital Group, Inc. (the “Company”) on Form 10-QSB for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Howard Taylor, Chairman (Chief Executive Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Howard Taylor

Howard Taylor

President (Chief Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of River Capital Group, Inc.. (the “Company”) on Form 10-QSB for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William Dickie, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William Dickie

William Dickie

Chief Financial Officer

15