Form 10KSB/A
period 2004-12-31
RIVER CAPITAL GROUP, INC.
filed 2005-07-11
CIK 1104594

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

Name	Position	Date
/s/ Howard Taylor Howard Taylor	President (Principal Executive Officer)	July 8, 2005
/s/ William P. Dickie William P. Dickie	Chief Financial Officer, Director and Secretary (Principal Financial and Accounting Officer)	July 8, 2005
/s/ Eric Pinkney Eric Pinkney	Director	July 8, 2005

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

July 8, 2005

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

July 8, 2005

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

/s/ William P. Dickie

William P. Dickie

Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
River Capital Group, Inc.

We have audited the accompanying balance sheet of River Capital Group, Inc., a development stage company, (the "Company") as of December 31, 2004, and the related statement of operations, changes in shareholders' (deficiency) equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and the results of their operations and their cash flows for the year then ended, in conformity with US generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company's dependence on outside financing, lack of sufficient working capital, recurring losses from operations and the discontinued operations raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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