Form 10QSB
period 2005-06-30
RIVER CAPITAL GROUP, INC.
filed 2005-08-15
CIK 1104594

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         (x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005

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

                                   51-0392750

                        ---------------------------------

                        (IRS Employer Identification No.)

           130 King Street West #3680, P.O. Box 99, Toronto, Canada M5X 1B1

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

         Yes (X) No ()

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 5, 2005 the registrant had issued and outstanding 6,246,455 shares of common stock.

Transitional Small Business Disclosure Format (check one);

         Yes ( ) No (x)

                                                                        Page No.

                                                                        --------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Balance Sheet at

June 30, 2005(unaudited)and December 31, 2004

   3

Statements of Operations

for the Three and Six Months ended June 30, 2005

and 2004 and June 1, 2000 (inception)

to June 30, 2005(unaudited)

                              4 - 5

Statements of Cash Flows for

the Six Months ended June 30, 2005

and 2004  and June 1, 2000 (inception)

to June 30, 2005(unaudited)

                                           6

Notes to the Financial

Statements (unaudited)                                                             7

Item 2. Management's Discussion and Analysis or Plan of Operation

   9

Item 3. Controls and Procedures

   11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

   11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

   11

Item 3. Defaults Upon Senior Securities.

   11

Item 4. Submission of Matters to a Vote of Security Holders.

   11

Item 5. Other Information.

   11

Item 6. Exhibits.

   11

SIGNATURES

   13

RIVER CAPITAL GROUP, INC.
(a development stage company)
BALANCE SHEET

	June 30, 2005	December 31, 2004
	(unaudited)

ASSETS

Cash	$ 214,552	$ 95,554
Due from related party	-	963

Total current assets	214,552	96,517

Total assets	$ 214,552	$ 96,517

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses	$ 20,664	$ 12,445
Accounts payable to related parties	81,406	38,885
Convertible notes	178,660	-

Total current liabilities	280,730	51,330

Stockholders' equity (deficit:)
Common stock, $.001 par value, 50,000,000 shares
authorized: 6,246,455 and 6,196,455 shares issued and
outstanding in 2005 and 2004, respectively	6,246	6,196

Additional paid-in capital	1,237,436	1,124,256
Deficit accumulated during development stage	(1,309,860)	(1,085,265)

Total stockholders' equity (deficit)	(66,178)	45,187

Total liabilities and stockholders' equity	$ 214,552	$ 96,517

The accompanying notes are an integral part of these financial statements.

RIVER CAPITAL GROUP, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three	For the three	June 1, 2000
	months ended	months ended	(inception) to
	June 30,	June 30,	June 30,
	2005	2004	2005

Revenue	$ -	$ -	$ -

Total revenue	-	-	-

Expenses:
Selling general and administrative	82,413	129,704	1,194,457
Impairment of goodwill	-	-	97,997

Total operating expenses	82,413	129,704	1,292,454

Total operating loss	(82,413)	(129,704)	(1,292,454)

Other income (expense):
Miscellaneous income	40	-	2,360
Interest expense	(3,109)	-	(19,766)
	(3,069)	-	(17,406)

Net loss	$ (85,482)	$ (129,704)	$ (1,309,860)

Net loss per share - basic and diluted	$ (0.01)	$ (0.02)

Weighted average shares outstanding	6,246,455	6,039,344

The accompanying notes are an integral part of these financial statements.

RIVER CAPITAL GROUP, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the six	For the six	June 1, 2000
	months ended	months ended	(inception) to
	June 30,	June 30,	June 30,
	2005	2004	2005

Revenue	$ -	$ -	$ -

Total revenue	-	-	-

Expenses:
Selling general and administrative	221,384	258,905	1,194,457
Impairment of goodwill	-	-	97,997

Total operating expenses	221,384	258,905	1,292,454

Total operating loss	(221,384)	(258,905)	(1,292,454)

Other income (expense):
Miscellaneous income	62	-	2,360
Interest expense	(3,273)	-	(19,766)
	(3,211)	-	(17,406)

Net loss	$ (224,595)	$ (258,905)	$ (1,309,860)

Net loss per share - basic and diluted	$ (0.04)	$ (0.04)

Weighted average shares outstanding	6,230,697	5,975,958

The accompanying notes are an integral part of these financial statements.

RIVER CAPITAL GROUP, INC.
(a develpment stage company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the six	For the six	June 1, 2000
	months ended	months ended	(inception) to
	June 30,	June 30,	June 30,
	2005	2004	2005

Cash flows from operating activities:
Net loss	$ (224,595)	$ (258,905)	$ (1,309,860)
Adjustments to reconcile net loss to net
used in operating activities: cash provided (used) by operating activities:
Impairment loss on goodwill	-	-	97,997
Stock issued for services/compensation	89,950	23,415	501,115
Discount on convertible notes	1,940	-	1,940
Changes in operating assets and liabilities:
(Increase) decrease in due from related party	963	(963)	-
(Increase) decrease in accounts receivable	-	-	1,271
(Increase) decrease in prepaid expenses	-	(8,333)	-
Increase (decrease) in accounts payable	8,219	(30,554)	(58,216)
Increase (decrease) in accounts payable to related parties	42,521	-	81,406

Total adjustments	143,593	(16,435)	625,513

Net cash used by operations	(81,002)	(275,340)	(684,347)

Cash flows from financing activities:
Issuance of common stock	-	135,000	568,125
(Incease) decrease in subscription receivable	-	9,390	-
Proceeds from convertible notes	200,000	-	200,000
Proceeds from loan payable	-	-	139,513
Payment of loan payable	-	(8,124)	(18,124)

Net cash provided by financing activities	$ 200,000	$ 136,266	$ 889,514

Net increase (decrease) in cash	118,998	(139,074)	205,167

Cash at beginning of period	95,554	364,498	9,385

Cash at end of period	$ 214,552	$ 225,424	$ 214,552

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -	$ 580
Income taxes	$ -	$ -	$ -

Supplemental non-cash financing transactions:
Contribution of loan to equity	$ -	$ -	$ 131,389

The accompanying notes are an integral part of these financial statements.

RIVER CAPITAL GROUP, INC.

(a development stage company)

SELECTED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2005

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Article 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Note 2 - Going Concern

The Company was a development stage entity through June 30, 2005.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of all liabilities in the normal course of business.

As of June 30, 2005, the Company had a deficit accumulated during the development stage of $1,309,860.  During the six months ended June 30, 2005 the Company suffered a loss of $224,595.  During the year ended December 31, 2004, and the period ended June 1, 2000 (inception) to June 30, 2005, the Company suffered losses of $778,928 and $1,309,860, respectively.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3 – Pending Transaction

On April 27, 2004, the Company entered into an amended letter of agreement with River Capital Limited ("Limited"), whereby the Company will acquire Limited by the issuance of 20,185,820 new common shares of the Company to the stockholders of Limited. These shares will be reduced by the 1,030,000 shares issued in a private placement and the 120,000 shares issued to Redwood and the 20,000 issued to Troutman Saunders for professional services. These shares may be further reduced by 800,000 shares issuable from the conversion of convertible notes and the exercise of warrants (See note 4). Limited, with headquarters in Bermuda, has substantial contacts and experience in the reinsurance industry.

As part of the proposed business plan, Limited has sought registration as a Class 3 insurance company with the Bermuda insurance regulators. Upon obtaining this authority, Limited would merge with or be acquired by the Company and will commence operations as a provider of insurance and reinsurance products and services. The Company changed its name to River Capital Group, Inc. on June 5, 2004, pursuant to the adopted business plan.

As of the date of this report Limited had made application to the Bermuda Monetary Authority seeking the incorporation and registration as a Class 3 insurance company of River Reinsurance Limited. This registration has not been granted as of the date of this report. The Company has no immediate plans for resubmission and Limited has reverted to its original name of Concorde Capital Limited. The proposed transaction has been amended to reflect application to other jurisdictions and the Company has entered into letters of intent, similar in form to the previous letter of intent, between the Company and companies, whose shareholders include an officer and existing shareholders of the Company, regarding the business plan and the proposed establishment of an insurance company or the acquisition of an existing licensed insurance company.

Pursuant to the letters of intent relating to these transactions, the funds raised in the 2003 – 2005 private placements were at the disposal of Limited to satisfy all reasonable expenditures pursuant to the proposed transactions. The Company is providing up to $20,000 a month to cover these expenses. For the six months ended June 30, 2005 a total of $96,629 has been expensed.

Note 4 – Convertible Notes and Warrants

On May 23, 2005, the Company entered into a Subscription Agreement with several accredited investors (the “Subscribers”) pursuant to which the Company agreed to sell, and the Subscribers agreed to purchase in the aggregate, up to $200,000 principal amount of convertible notes and five-year warrants to purchase 400,000 shares of common stock at $0.75 per share. A total of $23,280 was ascribed to the warrants, valued at estimated fair market value at the date of the warrants issuance. The resulting discount to the convertible notes will be amortized to interest expense over the life of the convertible notes (one year).

The convertible notes are secured by a security interest in all of the assets of River Capital. The convertible notes include the following terms:

Interest at the greater of (i) the prime rate plus 4% per annum or (ii) 8%, payable quarterly beginning August 1, 2005;

  Term of one year, but the note may be prepaid at 120% of the principal only if an insurance license shall have been granted to River Reinsurance Limited and River Reinsurance Limited shall have become a subsidiary of River Capital;

Convertible at any time by the holders into shares of River Capital common stock at a price equal to $0.50; and
Anti-dilution protections.

River Capital has granted a one-time demand registration right to register the resale of the shares issuable upon conversion of the notes and the shares issuable upon exercise of the warrants.

Note 5 – Stockholders’ equity

During the quarter ended June 30, 2005, the Company issued 20,000 shares of its common stock as compensation for legal fees to Troutman Sanders LLP in connection with the issuance of the convertible notes and warrants. A charge of $5,200 was recorded for the six months ended June 30, 2005, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the registrant.

Note 6 – Related party transactions

Companies owned by two directors receive up to $12,000 per month as management and administrative fees for a total of $72,000 for the six months ended June 30, 2005. An additional $25,637 was received as reimbursement of direct out of pocket travel and other expenses for the six months ended June 30, 2005. A total of $89,406 was due to these companies as of June 30, 2005.

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

Introduction

For the year ended December 31, 2004, the Company's auditors, in Note 2 of the Financial Statements, have noted that there is substantial doubt about the Company's ability to continue as a going concern.  The Company's existence is dependent upon management funding operations, locating and merging the Company into a viable operating company and raising sufficient capital. At this point in time it is impossible to state an amount of additional funding which we believe would remove the going concern opinion.

The Company does not have any business operations.  The Company has neither a history of earnings nor has it paid dividends. The Company is unlikely to realize earnings or pay dividends in the immediate or foreseeable future.

There is no assurance that the Company will be able to complete an acquisition which will be profitable. The Company has entered into letters of agreement for the acquisition of certain companies, but these acquisitions are contingent, among other things, upon an insurance license in a suitable jurisdiction being granted. Even if such registration is obtained, the Company may not be able to finance the acquisition and additional needs for working capital and operations.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

Operational expenses during the three months ended June 30, 2005 and June 30, 2004 of $82,413 and $129,704, respectively, consisted primarily of professional fees necessary to complete certain corporate filings with the SEC.  For the three months ended June 30, 2005 operational expenses also included a $49,460 charge related to the Company's agreement to satisfy all reasonable expenses incurred to effect the proposed acquisition of an insurance license in a suitable jurisdiction and a non-cash charge of $5,200 relating to the issuance of certain stock. For the three months ended June 30, 2004 operational expenses also included a $55,000 charge related to the Company's agreement to satisfy all reasonable expenses incurred to effect the proposed acquisition of an insurance license in a suitable jurisdiction. Accordingly, the Company incurred losses of $85,482 and $129,704 for the three months ended June 30, 2005 and June 30, 2004, respectively.

The loss increased the deficit accumulated during the development stage to $1,309,860 at June 30, 2005.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

Operational expenses during the six months ended June 30, 2005 and June 30, 2004 of $221,384 and $258,905, respectively, consisted primarily of professional fees necessary to complete certain corporate filings with the SEC.  For the six months ended June 30, 2005 operational expenses also included a $96,629 charge related to the Company's agreement to satisfy all reasonable expenses incurred to effect the proposed acquisition of an insurance license in a suitable jurisdiction and a non-cash charge of $89,950 relating to the issuance of certain stock. For the six months ended June 30, 2004 operational expenses also included a $115,000 charge related to the Company's agreement to satisfy all reasonable expenses incurred to effect the proposed acquisition of an insurance license in a suitable jurisdiction. Accordingly, the Company incurred losses of $224,595 and $258,905 for the six months ended June 30, 2005 and June 30, 2004, respectively.

The loss increased the deficit accumulated during the development stage to $1,309,860 at June 30, 2005.

PLAN OF OPERATION

The Company intends to fund operations by funds obtained through debt and the private placement of its securities.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $81,002 for the six months ended June 30, 2005, as compared to $275,340 for the same period ended June 30, 2004.  The primary use of cash from operations in both periods was to fund operations relating to the pending business transaction with River Capital Limited.

Net cash provided by financing activities was $200,000 for the six months ended June 30, 2005, as compared to $136,266 in 2004. In May 2005 we issued $200,000 of convertible notes with 400,000 detachable warrants to purchase our common stock at $.75 per share. In November and December 2003, we sold 760,000 shares of our common stock at $0.50 per share in a private placement.  From January 2004 to June 2004, an additional 270,000 shares were sold for gross proceeds of $135,000.

On April 27, 2004, the Company entered into an amended letter of agreement with River Capital Limited ("Limited"), whereby the Company will acquire Limited by the issuance of 20,185,820 new common shares of the Company to the stockholders of Limited. These shares will be reduced by the 1,030,000 shares issued in a private placement and the 120,000 shares issued to Redwood and the 20,000 issued to Troutman Saunders for professional services. These shares may be further reduced by 800,000 shares issuable from the conversion of convertible notes and the exercise of warrants. Limited, with headquarters in Bermuda, has substantial contacts and experience in the reinsurance industry.

As part of the proposed business plan, Limited has sought registration as a Class 3 insurance company with the Bermuda insurance regulators. Upon obtaining this authority, Limited would merge with or be acquired by the Company and will commence operations as a provider of insurance and reinsurance products and services. The Company changed its name to River Capital Group, Inc. on June 5, 2004, pursuant to the adopted business plan.

As of the date of this report Limited had made application to the Bermuda Monetary Authority seeking the incorporation and registration as a Class 3 insurance company of River Reinsurance Limited. This registration has not been granted as of the date of this report. The Company has no immediate plans for resubmission and Limited has reverted to its original name of Concorde Capital Limited. The proposed transaction has been amended to reflect application to other jurisdictions and the Company has entered into letters of intent, similar in form to the previous letter of intent, between the Company and companies, whose shareholders include an officer and existing shareholders of the Company, regarding the business plan and the proposed establishment of an insurance company or the acquisition of an existing licensed insurance company.

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

Item 3. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2005 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2005, the registrant issued 20,000 shares of its common stock as compensation for legal fees to Troutman Sanders LLP.  The registrant relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the registrant.  No underwriters were used.

On May 23, 2005, we entered into a Subscription Agreement with several accredited investors (the “Subscribers”) pursuant to which we agreed to sell, and the Subscribers agreed to purchase in the aggregate, up to $200,000 principal amount of convertible notes and five-year warrants to purchase 400,000 shares of common stock at $0.75 per share. A total of $23,280 was ascribed to the warrants, valued at estimated fair market value at the date of the warrants issuance. The resulting discount to the convertible notes will be amortized to interest expense over the life of the convertible notes (one year).

The convertible notes are secured by a security interest in all of the assets of River Capital. The convertible notes include the following terms:

Interest at the greater of (i) the prime rate plus 4% per annum or (ii) 8%, payable quarterly beginning August 1, 2005;

  Term of one year, but the note may be prepaid at 120% of the principal only if an insurance license shall have been granted to River Reinsurance Limited and River Reinsurance Limited shall have become a subsidiary of River Capital;

Convertible at any time by the holders into shares of River Capital common stock at a price equal to $0.50; and
Anti-dilution protections.

River Capital has granted a one-time demand registration right to register the resale of the shares issuable upon conversion of the notes and the shares issuable upon exercise of the warrants.

The proceeds will be used for working capital.

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

3.2

   Certificate of Amendment to the Certificate of Incorporation (2)

10.1

   Stock Option Plan adopted May 3, 2004 (3)

10.2

   Subscription agreement dated May 23, 2005 between River Capital Group,

                                 I                Inc.and the subscribers named therein (4)

10.3

   Form of Note (4)

10.4

   Form of Escrow Agreement (4)

10.5

   Form of Security Agreement (4)

10.6

   Form of Warrant (4)

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

(4) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated May 31, 2005.

13

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          RIVER CAPITAL GROUP, INC.

Date: August 12, 2005

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

August 12, 2005

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

August 12, 2005

/s/ William Dickie

William Dickie

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of River Capital Group, Inc. (the “Company”) on Form 10-QSB for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Howard Taylor, Chairman (Chief Executive Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of River Capital Group, Inc.. (the “Company”) on Form 10-QSB for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William Dickie, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William Dickie

William Dickie

Chief Financial Officer

17