Form 10QSB
period 2005-09-30
RIVER CAPITAL GROUP, INC.
filed 2005-11-15
CIK 1104594

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         (x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2005

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

         Yes (X) No ( )

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the

Exchange Act)

         Yes (X) No ()

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 2, 2005 the registrant had issued and outstanding 6,271,455 shares of common stock.

Transitional Small Business Disclosure Format (check one);

         Yes ( ) No (x)

                                                                        Page No.

                                                                        --------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Balance Sheet at

September 30, 2005(unaudited)and December 31, 2004

   3

Statements of Operations

for the Three and Nine Months ended September 30, 2005

and 2004 and June 1, 2000 (inception)

to September 30, 2005(unaudited)

                              4 - 5

Statements of Cash Flows for

the Nine Months ended September 30, 2005

and 2004  and June 1, 2000 (inception)

to September 30, 2005(unaudited)                                        6

Selected Notes to the Financial

Statements (unaudited)                                                  7

Item 2. Management's Discussion and Analysis or Plan of Operation       9

Item 3. Controls and Procedures

   11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

   12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

   12

Item 3. Defaults Upon Senior Securities.

   12

Item 4. Submission of Matters to a Vote of Security Holders.

   12

Item 5. Other Information.

   12

Item 6. Exhibits.

   12

SIGNATURES

   12

RIVER CAPITAL GROUP, INC.
(a development stage company)
BALANCE SHEET

	September 30,	December 31,
	2005	2004
	(unaudited)

ASSETS

Cash	$ 156,219	$ 95,554
Due from related party	-	963

Total current assets	156,219	96,517

Total assets	$ 156,219	$ 96,517

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses	$ 20,362	$ 12,445
Accounts payable to related parties	97,695	38,885
Convertible notes	184,480	-

Total current liabilities	302,537	51,330

Stockholders' equity (deficit:)
Common stock, $.001 par value, 50,000,000 shares
authorized: 6,246,455 and 6,196,455 shares issued and
outstanding in 2005 and 2004, respectively	6,246	6,196

Additional paid-in capital	1,237,436	1,124,256
Deficit accumulated during development stage	(1,390,000)	(1,085,265)

Total stockholders' equity (deficit)	(146,318)	45,187

Total liabilities and stockholders' equity	$ 156,219	$ 96,517

The accompanying notes are an integral part of these financial statements.

RIVER CAPITAL GROUP, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three	For the three	June 1, 2000
	months ended	months ended	(inception) to
	September 30,	September 30,	September 30,
	2005	2004	2005

Revenue	$ -	$ -	$ -

Total revenue	-	-	-

Expenses:
Selling general and administrative	70,320	273,368	1,264,777
Impairment of goodwill	-	-	97,997

Total operating expenses	70,320	273,368	1,362,774

Total operating loss	(70,320)	(273,368)	(1,362,774)

Other income (expense):
Miscellaneous income	-	-	2,360
Interest expense	(9,820)	-	(29,586)
	(9,820)	-	(27,226)

Net loss	$ (80,140)	$(273,368)	$ (1,390,000)

Net loss per share - basic and diluted	$ (0.01)	$ (0.04)

Weighted average shares outstanding	6,226,455	6,121,455

The accompanying notes are an integral part of these financial statements.

RIVER CAPITAL GROUP, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine	For the nine	June 1, 2000
	months ended	months ended	(inception) to
	September 30,	September 30,	September 30,
	2005	2004	2005

Revenue	$ -	$ -	$ -

Total revenue	-	-	-

Expenses:
Selling general and administrative	291,704	532,273	1,264,777
Impairment of goodwill	-	-	97,997

Total operating expenses	291,704	532,273	1,362,774

Total operating loss	(291,704)	(532,273)	(1,362,774)

Other income (expense):
Miscellaneous income	62	-	2,360
Interest expense	(13,093)	-	(29,586)
	(13,031)	-	(27,226)

Net loss	$(304,735)	$(532,273)	$ (1,390,000)

Net loss per share - basic and diluted	$ (0.05)	$ (0.09)

Weighted average shares outstanding	6,234,770	6,024,935

The accompanying notes are an integral part of these financial statements.

RIVER CAPITAL GROUP, INC.
(a develpment stage company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine	For the nine	June 1, 2000
	months ended	months ended	(inception) to
	September 30,	September 30,	September 30,
	2005	2004	2005

Cash flows from operating activities:
Net loss	$ (304,735)	$ (532,273)	$ (1,390,000)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Impairment loss on goodwill	-	-	97,997
Stock issued for services/compensation	89,950	225,665	501,115
Discount on convertible notes	7,760	-	7,760
Changes in operating assets and liabilities:
(Increase) decrease in due from related party	963	(963)	-
(Increase) decrease in accounts receivable	-	-	1,271
(Increase) decrease in prepaid expenses	-	(8,333)	-
Increase (decrease) in accounts payable	7,917	(36,115)	(58,518)
Increase in accounts payable to related parties	58,810	-	97,695

Total adjustments	165,400	180,254	647,320

Net cash used by operations	(139,335)	(352,019)	(742,680)

Cash flows from financing activities:
Issuance of common stock	-	144,390	568,125
Proceeds from convertible notes	200,000	-	200,000
Proceeds from loan payable	-	-	139,513
Payment of loan payable	-	(8,124)	(18,124)

Net cash provided by financing activities	200,000	136,266	889,514

Net increase (decrease) in cash	60,665	(215,753)	146,834

Cash at beginning of period	95,554	364,498	9,385

Cash at end of period	$ 156,219	$ 148,745	$ 156,219

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -	$ 580
Income taxes	$ -	$ -	$ -

Supplemental non-cash financing transactions:
Contribution of loan to equity	$ -	$ -	$ 131,389

The accompanying notes are an integral part of these financial statements.

RIVER CAPITAL GROUP, INC.

(a development stage company)

SELECTED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2005

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Note 2 - Going Concern

The Company was a development stage entity through September 30, 2005.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of all liabilities in the normal course of business.

As of September 30, 2005, the Company had a deficit accumulated during the development stage of $1,390,000. During the nine months ended September 30, 2005 the Company suffered a loss of $304,735.  During the year ended December 31, 2004, and the period ended June 1, 2000 (inception) to September 30, 2005, the Company suffered losses of $778,928 and $1,390,000, respectively.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3 - Pending Transaction

On April 27, 2004, the Company entered into an amended letter of agreement with River Capital Limited ("Limited"), whereby the Company would acquire Limited by the issuance of 20,185,820 new common shares of the Company to the stockholders of Limited. These shares would be reduced by the 1,030,000 shares issued in a private placement and the 120,000 shares issued to Redwood and the 20,000 issued to Troutman Saunders for professional services. These shares may be further reduced by 800,000 shares issuable from the conversion of convertible notes and the exercise of warrants (See note 4). Limited, with headquarters in Bermuda, has substantial contacts and experience in the reinsurance industry.

As part of the proposed business plan, Limited has sought registration as a Class 3 insurance company with the Bermuda insurance regulators. Upon obtaining this authority, Limited would merge with or be acquired by the Company and would commence operations as a provider of insurance and reinsurance products and services. The Company changed its name to River Capital Group, Inc. on June 5, 2004, pursuant to the adopted business plan.

As of the date of this report Limited had made application to the Bermuda Monetary Authority seeking the incorporation and registration as a Class 3 insurance company of River Reinsurance Limited. This authorization has not been granted as of the date of this report. The Limited has reverted to its original name of Concorde Capital Limited. The proposed transaction has been amended to reflect application to other jurisdictions and the Company has entered into letters of intent, similar in form to the previous letter of intent, between the Company and companies, whose shareholders include an officer and existing shareholders of the Company, regarding the business plan and the proposed establishment of an insurance company or the acquisition of an existing licensed insurance company.

Pursuant to the letters of intent relating to these transactions, the funds raised in the 2003 - 2005 private placements were at the disposal of Limited to satisfy all reasonable expenditures pursuant to the proposed transactions.  For the nine months ended September 30, 2005 a total of $145,352 has been expensed.

Note 4 - Convertible Notes and Warrants

On May 23, 2005, the Company entered into a Subscription Agreement with several accredited investors (the "Subscribers") pursuant to which the Company agreed to sell, and the Subscribers agreed to purchase in the aggregate, up to $200,000 principal amount of convertible notes and five-year warrants to purchase 400,000 shares of common stock at $0.75 per share. A total of $23,280 was ascribed to the warrants, valued at estimated fair market value at the date of the warrants issuance. The resulting discount to the convertible notes will be amortized to interest expense over the life of the convertible notes (one year).

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

Note 5 - Related party transactions

Companies owned by two directors receive up to $12,000 per month as management and administrative fees for a total of $108,000 for the nine months ended September 30, 2005. An additional $37,352 was received as reimbursement of direct out of pocket travel and other expenses for the nine months ended September 30, 2005. A total of $97,695 was due to these companies as of September 30, 2005.

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

There is no assurance that the Company will be able to complete an acquisition which will be profitable. The Company has entered into letters of agreement for the acquisition of certain companies, but these acquisitions are contingent, among other things, upon an insurance license in a suitable jurisdiction being granted. Even if such registration is obtained, the Company may not be able to finance the acquisition and will have additional needs for working capital and operations.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

Operational expenses during the three months ended September 30, 2005 and September 30, 2004 of $70,320 and $273,368, respectively, consisted primarily of professional fees necessary to complete certain corporate filings with the SEC. For the three months ended September 30, 2005 and 2004 operational expenses included professional fees of $15,414 and $218,467, respectively.  For the three months ended September 30, 2005 operational expenses also included a $48,722 charge related to the Company's agreement to satisfy all reasonable expenses incurred to effect the proposed acquisition of an insurance license in a suitable jurisdiction. For the three months ended September 30, 2004 operational expenses also included a $50,000 charge related to the Company's agreement to satisfy all reasonable expenses incurred to effect the proposed acquisition of an insurance license in a suitable jurisdiction and a non-cash charge of $202,250 relating to the issuance of certain stock for included in professional fees. Interest expense in connection with the $200,000 principal amount of convertible notes and five-year warrants to purchase 400,000 shares of common stock at $0.75 per share amounted to $9,820 for the three months ended September 30, 2005. Accordingly, the Company incurred losses of $80,140 and $273,368 for the three months ended September 30, 2005 and September 30, 2004, respectively.

The loss increased the deficit accumulated during the development stage to $1,390,000 at September 30, 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Operational expenses during the nine months ended September 30, 2005 and September 30, 2004 of $291,704 and $532,273, respectively, consisted primarily of professional fees necessary to complete certain corporate filings with the SEC.  For the nine months ended September 30, 2005 and 2004 operational expenses included professional fees of $144,324 and $262,455, respectively. For the nine months ended September 30, 2005 operational expenses also included a $145,352 charge related to the Company's agreement to satisfy all reasonable expenses incurred to effect the proposed acquisition of an insurance license in a suitable jurisdiction and a non-cash charge of $89,950 relating to the issuance of certain stock included in professional fees. For the nine months ended September 30, 2004 operational expenses also included a $165,000 charge related to the Company's agreement to satisfy all reasonable expenses incurred to effect the proposed acquisition of an insurance license in a suitable jurisdiction and a non-cash charge of $225,665 relating to the issuance of certain stock for included in professional fees. Interest expense in connection with the $200,000 principal amount of convertible notes and five-year warrants to purchase 400,000 shares of common stock at $0.75 per share amounted to $13,093 for the nine months ended September 30, 2005. Accordingly, the Company incurred losses of $304,735 and $532,273 for the nine months ended September 30, 2005 and September 30, 2004, respectively.

The loss increased the deficit accumulated during the development stage to $1,390,000 at September 30, 2005.

PLAN OF OPERATION

The Company intends to fund operations by funds obtained through debt and the private placement of its securities.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $139,335 for the nine months ended September 30, 2005, as compared to $352,019 for the same period ended September 30, 2004.  The primary use of cash from operations in both periods was to fund operations relating to the pending business transaction with River Capital Limited.

Net cash provided by financing activities was $200,000 for the nine months ended September 30, 2005, as compared to $136,266 in 2004. In May 2005 we issued $200,000 of convertible notes with 400,000 detachable warrants to purchase our common stock at $.75 per share. In November and December 2003, we sold 760,000 shares of our common stock at $0.50 per share in a private placement.  From January 2004 to June 2004, an additional 270,000 shares were sold for gross proceeds of $135,000.

On April 27, 2004, the Company entered into an amended letter of agreement with River Capital Limited ("Limited"), whereby the Company would acquire Limited by the issuance of 20,185,820 new common shares of the Company to the stockholders of Limited. These shares would be reduced by the 1,030,000 shares issued in a private placement and the 120,000 shares issued to Redwood and the 20,000 issued to Troutman Saunders for professional services. These shares may be further reduced by 800,000 shares issuable from the conversion of convertible notes and the exercise of warrants. Limited, with headquarters in Bermuda, has substantial contacts and experience in the reinsurance industry.

As part of the proposed business plan, Limited has sought registration as a Class 3 insurance company with the Bermuda insurance regulators. Upon obtaining this authority, Limited would merge with or be acquired by the Company and would commence operations as a provider of insurance and reinsurance products and services. The Company changed its name to River Capital Group, Inc. on June 5, 2004, pursuant to the adopted business plan.

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

Item 3. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2005 (the "Evaluation Date"). Such evaluation was conducted under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and its Chief Financial Officer ("CFO"). Based upon such evaluation, the Company's CEO and CFO have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

                 Inc. and the subscribers named therein (4)

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

(3) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2004.

(4) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated May 31, 2005.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVER CAPITAL GROUP, INC.

Date: November 11, 2005

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

November 11, 2005                                     /s/Howard Taylor

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

November 11, 2005                                     /s/ William Dickie

                                                       William Dickie

                                                       Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of River Capital Group, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Howard Taylor, Chairman (Chief Executive Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of River Capital Group, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William Dickie, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William Dickie

William Dickie

Chief Financial Officer