Form 10KSB
period 2005-12-31
RIVER CAPITAL GROUP, INC.
filed 2006-04-13
CIK 1104594

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                   to
                                    ------------------   --------------

                         Commission file number: 0-29463

                            RIVER CAPITAL GROUP, INC.
                 (Name of small business issuer in its charter)

               Delaware                            51-0392750
    (State or other jurisdiction         (IRS Employer Identification No.)
  of incorporation or organization)

               Suite 312 7 Reid Street, Hamilton Bermuda    HM11
              (Address of principal executive offices)    (Zip Code)

                                  441-296-6006
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

NOTE - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).        Yes [ ]   No [X]

State issuer's revenues for its most recent fiscal year:  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computer by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $606,238 as of February 28, 2006

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2006 the registrant had issued and outstanding 25,432,275 shares of common stock.

Transitional Small Business Disclosure Format (Check one):    Yes     ; No  X
                                                                 -----    -----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

The Company was incorporated in Florida on June 17, 1997, as Permastoprust International, Inc. The Company changed its name to Greystone Credit Inc.("Greystone") in June of 1999. On August 4, 1999, the Company acquired whOOdoo.com, Inc., a Florida corporation incorporated on April 9, 1999, in a share exchange. At the same time, the Company changed its state of incorporation to Delaware and its name to whOOdoo.com, Inc. On July 17, 2000, the Company changed its name to Ballistic Ventures, Inc. (Ballistic). On June 5, 2004, Ballistic changed its name to River Capital Group, Inc.

RIVER CAPITAL HOLDINGS LIMITED AND RIVER REINSURANCE LIMITED

On December 30, 2005, River Capital Group, Inc., a Delaware corporation (the "Company"), executed and closed a Share Exchange Agreement (the "Share Exchange Agreement") with River Capital Holdings Limited, a Barbados corporation ("River Holdings"), Strategy International Insurance Group, Inc, a Texas Corporation, Longview Fund, LP, Longview Equity Fund, LP, Longview International Equity Fund, LP, and Concorde Capital Limited, a Bermuda Corporation, (collectively the "Shareholders").

Also on December 30, 2005, the Company, Holdings and the Shareholders executed two amendments to the Share Exchange Agreement (respectively, "Amendment No. 1 and Amendment No. 2") to accurately reflect the share exchange allocations among the Shareholders.

Upon closing, the Company is no longer deemed to be a "shell company" as defined under defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the "Exchange Act").

In exchange for the Company acquiring 100% of the issued and outstanding shares of the common stock of River Holdings at closing, the River Holdings shareholders received an aggregate of 19,135,820 shares of the Company's common stock. The consideration given for these shares was the exchange of 100% of the issued and outstanding stock of River Holdings pursuant to the Share Exchange Agreement.

River Holdings, a Barbados exempt corporation, was incorporated October 6, 2004 as an insurance holding company. On December 30, 2005, River Holdings was acquired by and became a wholly owned subsidiary of River Capital Group, Inc.

River Reinsurance Limited ("River RE") is a wholly owned subsidiary of River Holdings. River RE is the operating entity for the Company. Thus, the discussion that follows regarding the operation of the Company references River RE.

River Holdings incorporated River Reinsurance Limited ("River RE") on December 1, 2005 as a Barbados exempt company and licensed it as a Barbados Exempt Insurance Company on December 16, 2005. As a Barbados Exempt Insurance Company, River RE is subject to regulations under the Barbados Exempt Insurance Act. Among these regulations, River RE is permitted to write insurance business based upon a multiple of its capital. River RE has an ongoing reporting responsibility to the Barbados Supervisor of Insurance. This reporting includes scheduled financial and compliance filings and notifications of material events of interest to the Supervisor. The Supervisor of Insurance has within its powers under the Barbados Exempt Insurance Act the authority to suspend the license of any Exempt Insurance Company.

River RE's license enables it to conduct its insurance business with entities other than its parent, River Holdings, so long as the risks insured and premiums originate from outside of CARICOM (Caribbean Community) and so do the beneficiaries.

River RE has an informal agreement with a related third party, Strategy Holding Company Ltd. ("Strategy"), a Barbados Exempt Insurer, such that Strategy will provide River RE identified and secured lines of appropriate business, underwriting expertise and international infrastructure and presence. Strategy holds 1,406,356 shares of the Company (5.54% of the issued and outstanding common stock). River RE and Strategy expect to execute a definitive agreement during the second quarter of 2006. Although River RE and Strategy have an informal agreement regarding the placement of business opportunities with River RE, at present there is no definitive agreement with Strategy to engage in business with River RE. There can be no assurance that an acceptable agreement can be reached. If River RE and Strategy are unable to execute a definitive agreement, River RE's and the Company's business could be materially adversely affected.

The Company, through River RE, seeks to establish and grow a core reinsurance business based on the development and acquisition of solid insurance and reinsurance assets and businesses. These will be initially sourced from River RE's relationship and strategic relationship with Strategy. It is intended that Strategy will provide River RE identified and secured lines of appropriate business, underwriting expertise and international infrastructure and presence.

River RE's approach will be to develop, underwrite and acquire business that represents relatively low risk over the long term. River RE will rely on the experience and underwriting of Strategy. River RE will leverage both its internal capabilities and those of Strategy's senior management to raise initial capital, establish relationships in the institutional investment markets, add to senior management and manage River RE's capital assets. River RE's strategic alliance with Strategy will enable growth and enhance its position in the global marketplace.

STRATEGY INSURANCE LIMITED

Strategy Insurance Limited ("Strategy"), a Barbados-formed and licensed provider of specialty lines of insurance, reinsurance and structured risk underwriting, focusing on credit risk and credit enhancement, is a wholly-owned subsidiary of Strategy Holding Company Limited, a Barbados company which is itself a wholly-owned subsidiary of Strategy International Insurance Group, Inc. (OTCBB:SGYI). Strategy conducts its insurance and reinsurance operations principally through its subsidiary incorporated in Barbados, West Indies. Strategy has offices in Barbados, London and Toronto. Strategy is also a shareholder of the Company. Strategy owns 1,406,356 shares of the Company (5.53% of the issued and outstanding common stock).

Strategy will provide additional underwriting strength through the development stages of the business plan and will bring additional reinsurance business to River RE through its international distribution network. Although River RE and Strategy have an informal agreement regarding the placement of business opportunities with River RE, at present there is no definitive agreement with Strategy to engage in business with River RE. There can be no assurance that an acceptable agreement can be reached. If River RE and Strategy are unable to execute a definitive agreement, River RE's and the Company's business could be materially adversely affected.

SOURCES OF BUSINESS

Initially, Strategy will be River RE's major source of business. Strategy works with insurance intermediaries worldwide and sources reinsurance business through direct relationships with primary insurance companies.

River RE has not entered into a formal agreement with any insurance intermediary, primary insurance company, insurance manager or insurance broker. There can be no assurance that any such agreements can be reached. If River RE is unable to execute such definitive agreements, River RE's and the Company's business could be materially adversely affected.

Business will be produced through brokers and reinsurance intermediaries throughout the world. Through its relationship with Strategy, River RE will establish relationships with various brokers and clients by providing (i) prompt and responsive service on underwriting submissions, (ii) timely payment of claims and (iii) innovative and customized reinsurance and insurance solutions to clients. River RE's objective is to build long-term relationships with brokers and clients and provide financial strength and security. In addition to the support of the major worldwide brokers, River RE will look to the smaller specialist intermediaries based in the U.S. and the London markets who form an integral part of the market.

There are typically fees and/or commissions associated with using brokers. Although River RE intends to procure broker services at the prevailing market rates for fees and commissions, there can be no assurance that River RE will be able to obtain favorable rates. If River RE is unable to procure favorable fee and commission rates from its brokers, River RE's and the Company's business could be materially adversely affected.

RATINGS

The Company intends to seek a rating from Standard & Poors and/or other recognized rating agencies for River RE as soon as reasonably possible. Typically, a company needs three years' operating history in order to seek such a rating. There is no assurance that River RE will be eligible to receive a rating from any agency. If River RE is unable to obtain such a rating River RE's and the Company's business could be materially adversely affected.

OUR OPERATIONS

The Company currently operates out of Suite 312 7 Reid Street, Hamilton HM11, Bermuda. There are currently no full-time employees.


ITEM 2.  DESCRIPTION OF PROPERTY

In addition to the Company's principal executive office, the Company may share the Barbados offices of Strategy at Sagicor Corporate Centre, Wildey, St. Michael, Barbados at terms to be negotiated and determined.

The Company has no investments in real estate or real estate securities and it does not intend to invest in real estate or real estate securities, nor has it formulated any investment policies regarding investments in real estate, real estate mortgages, or securities of or interests in persons engaged in real estate activities.


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

--------------------------------------------------------------------------------
                                                   HIGH               LOW
--------------------------------------------------------------------------------
Year 2004          January 1 - March 31        $3.25               $1.25
--------------------------------------------------------------------------------
Year 2004          April 1 - June 30           $6.50               $2.10
--------------------------------------------------------------------------------
Year 2004          July 1 - September 30       $5.90               $1 .75
--------------------------------------------------------------------------------
Year 2004          October 1 - December 31     $3.50               $1.15
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Year 2005          January 1 - March 31        $2.10               $1.01
--------------------------------------------------------------------------------
Year 2005          April 1 - June 30           $1.40               $0 .60
--------------------------------------------------------------------------------
Year 2005          July 1 - September 30       $1.15               $0 .20
--------------------------------------------------------------------------------
Year 2005          October 1 - December 31     $0.25               $0.12
--------------------------------------------------------------------------------

As of March 31, 2006 there were approximately 576 beneficial holders of our common stock.

The Company has not paid dividends on our stock and it does not anticipate paying any dividends thereon in the foreseeable future.

UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended December 31, 2005, the registrant issued 19,135,820 shares of Company common stock to the sellers of the shares of River Holdings in connection with the Share Exchange which shares were issued in reliance upon the exemption from the registration requirements under the Securities Act of 1933, as amended (the Securities Act"), contained in Section 4(2). The Company relied upon representations, warranties, certifications and agreements of the sellers of the shares of River Holdings, including their agreement with respect to restrictions on resale, in support of the satisfaction of the conditions contained in Section 4(2) of the Securities Act. No underwriters were used.


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

INTRODUCTION

For the year ended December 31, 2005, the Company's auditors in Note 3, of the Financial Statements, have noted that there is substantial doubt about the Company's ability to continue as a going concern. The Company's existence is dependent upon management funding operations and raising sufficient capital. At this point in time it is impossible to state an amount of additional funding which we believe would remove the going concern opinion.

The Company has yet to receive revenues from the reinsurance business. The Company has neither a history of earnings nor has it paid dividends. The Company is unlikely to realize earnings or pay dividends in the immediate or foreseeable future.

There is no assurance that the Company's acquisition will be profitable. The Company may not be able to obtain additional funds needed for working capital and operations. The Company's prospects for the future, rests with the Company's ability to find a viable business venture which can utilize the company.

The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the years ended December 31, 2005 and 2004, respectively, and should be read in conjunction with the Financial Statements and related notes appearing elsewhere in this report.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

RESULTS OF OPERATIONS

Operational expenses during the years ended December 31, 2005 and December 31, 2004 of $373,740 and $778,928, respectively, consisted primarily of reasonable expenses incurred to effect the acquisition of River Holdings and professional fees necessary to complete certain corporate filings with the SEC. For the years ended December 31, 2005 and December 31, 2004, operational expenses included professional fees of $74,175 and $81,563, respectively. For the years ended December 31, 2005 and 2004 operational expenses included charges of $200,273 and $220,000, respectively, related to the Company's agreement to satisfy all reasonable expenses incurred to effect the acquisition of River Holdings and non-cash charges of $89,950 and $383,165, respectively, relating to the issuance of certain stock and stock options. Interest expense in connection with the $200,000 principal amount of convertible notes and five-year warrants to purchase 400,000 shares of common stock at $0.75 per share amounted to $22,913 for the year ended December 31, 2005. Accordingly, the Company incurred losses of $396,653 and $778,928 for the years ended December 31, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, the Company had a working capital deficit of $88,236, as compared to working capital of $45,187 at December 31, 2004.

Net cash used in operating activities was $184,553 for the year ended December 31, 2005, as compared to $405,210 for the year ended December 31, 2004. The primary use of cash from operations in 2005 was to fund operations relating to the business transaction with River Holdings.

Net cash provided by financing activities was $200,000 for the year ended December 31, 2005, as compared to $136,266 for the year ended December 31, 2004. In May 2005, we issued $200,000 of convertible notes.

Our present intentions are to sell debt or equity securities to cover our operating expenses. There is no guarantee we can raise additional funds in the future.

PLAN OF OPERATION

The Company's primary strategy is to establish and grow a core reinsurance business based on the development and acquisition of solid insurance and reinsurance assets and businesses. These will be initially sourced from the River RE's strategic relationship with Strategy. The Company has no plans for capital expenditures for the next twelve months.

To provide the cash necessary to support this growth plan for the next twelve months and to maintain the Company's service readiness requires an ongoing financial commitment for $10,000,000, the Company intends to raise additional capital through the sale of equity or debt securities in the public market or through private placements. The Company may also seek debt capital through banking institutions or through the use of other instruments. The addition of any capital to the Company for use as allowable capital for the purposes of writing insurance or reinsurance business may require the approval of the Barbados Supervisor of Insurance. There is no assurance the Company with be able to raise such capital.

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

We account for income taxes in accordance with SFAS No. 109. We are a development stage company and our deferred tax assets are not expected to be utilized in the future. We have provided a full valuation allowance against the assets.

We account for options issued according to FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. The Company does not believe that the adoption of SAB 107 will have a significant effect on its financial statements.

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

On June 29, 2005, the EITF ratified Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is "conventional" for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-7 did not have a significant effect on our financial statements. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. The adoption of EITF 05-7 did not have a significant effect on our financial statements. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.


ITEM 7. FINANCIAL STATEMENTS

The financial statements required in this Form 10-KSB are set forth beginning on page F-1


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer/Chief Financial Officer, based on his evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of October 31, 2005, has concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

(b) Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer/Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting there were no significant deficiencies or material weaknesses in our internal controls.

ITEM 8B. OTHER INFORMATION

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

William Dickie resigned as a director of the Company on December 30, 2005. Mr. Dickie also resigned as chief financial officer of the Company on January 13, 2006. Eric Pinkney resigned as a director of the Company on December 30, 2005. On February 6, 2006, Richard Freer was appointed secretary for the Company.

Information about our executive officers and directors follows:

          NAME                AGE              POSITION

Howard Taylor                 44        Chief Executive Officer, Chief Financial
                                        Officer

Richard Freer                 64        Secretary

Howard Taylor, 44, Chief Executive Officer and Chief Financial Officer. Mr. Taylor has been the sole shareholder and a director of Concorde Capital Limited, a privately held investment company based in Bermuda, since 1995. Mr. Taylor is also a director of Sharps Technologies, a UK private company. Mr. Taylor was previously an executive with County Natwest Securities, a leading international investment bank. He has been a director with an NASD and SFA broker dealer, experienced in both the London and United States markets. He has held the NASD Series 7, 24 and 63 licenses and is a Fellow of the Securities Institute in the United Kingdom. Mr. Taylor has extensive experience in the sourcing, structuring and execution of a broad range of private equity transactions.

Richard Freer, 64, Secretary. Mr. Freer was appointed as secretary for the Company in February 2006. Mr. Freer has over 40 years of experience in international finance. A citizen of Canada, Mr. Freer has served as Finance Director and Secretary of Concorde Capital Limited, a private investment company located in Bermuda, since 2005. Mr. Freer has also served as Chief Financial Officer of D.J. Limited, an investment group dealing in international money management and corporate finance located in Bermuda, since 1996.

CONFLICTS OF INTEREST

The Company's officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in similar business activities. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Currently, the Company does not have a right of first refusal pertaining to opportunities that come to their attention and may relate to the Company's business operations.

The Company's officers and directors are subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies with which they are affiliated on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

The Company does not have any audit, compensation, and executive committees of its Board of Directors. The Company does not have an audit committee financial expert.

CODE OF ETHICS

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, and principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code by June 30, 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

Compliance with Section 16(a) of the Securities Exchange Act of 1934 Act, as amended, requires our officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us during, and with respect to, the year ending December 31, 2005, we believe that during such fiscal year all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were in compliance with
Section 16(a).


ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information about the remuneration of the Company's executive officers for the last two completed fiscal years.

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------

                                                                           LONG TERM COMPENSATION
                                                                   --------------------------------------
                                ANNUAL COMPENSATION                         AWARDS             PAYOUTS
                                                                   --------------------------------------
                                                         OTHER     RESTRICTED   SECURITIES                 ALL OTHER
    NAME AND                                            ANNUAL        STOCK     UNDER-LYING     LTIP          COMP-
    PRINCIPAL                                         COMPENSATION  AWARD(S)     OPTIONS/      PAYOUTS      ENSATION
    POSITION        YEAR    SALARY ($)    BONUS ($)       ($)          ($)       SARS (#)        ($)          ($)
--------------------------------------------------------------------------------------------------------------------
  Howard Taylor     2004        -0-          -0-          -0-          -0-         50,000        -0-          -0-
 Chief Executive    2005        -0-          -0-          -0-          -0-        200,000        -0-          -0-
     Officer
--------------------------------------------------------------------------------------------------------------------
 William Dickie     2004        -0-          -0-          -0-          -0-        100,000        -0-          -0-
  Former Chief      2005        -0-          -0-          -0-          -0-        100,000        -0-          -0-
Financial Officer
--------------------------------------------------------------------------------------------------------------------
------------------

Companies owned by two directors received management and administrative fees totaling $119,000 and $169,000 for the years ended December 31, 2005 and 2004, respectively. An additional $81,273 and $51,000 was received as reimbursement of direct out of pocket travel and other expenses for the years ended December 31, 2005 and 2004, respectively. A total of $123,893 was due to these companies as of December 31, 2005.

In May 2004, the stockholders of the Company adopted a Stock Option Plan (the "Plan"). Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company's common stock at the date of grant. Options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 507,645 shares of common stock for the Plan. This number automatically shall be adjusted annually at the beginning of the Company's fiscal year to a number equal to 10% of the number of shares of the Company issued and outstanding at the end of the Company's last completed fiscal year. As of September 30, 2004, options to purchase 275,000 shares at a price of $2.00 per share had been granted pursuant to the Plan. The options are exercisable through February 5, 2009. As part of this plan the Company issued 25,000 options to a consultant. A charge of $23,415 has been recorded in the Company's statement of operations for the year ended December 31, 2004. On November 1, 2005 the Company issued 350,000 options at $0.50, which options were fully vested and expire on October 31, 2007.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 31, 2006, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares of the Company:

------------------------------------------------------------------------------------------------------------
(1) TITLE OF CLASS        (2) NAME AND ADDRESS OF BENEFICIAL OWNER      (3) AMOUNT AND NATURE   (4) PERCENT
                                                                        OF BENEFICIAL           OF CLASS (i)<F1>
                                                                        OWNERSHIP
------------------------------------------------------------------------------------------------------------
                          Strategy Holding Company Ltd.                       1,406,356             5.53%
US$.001 par value         Sagicor Corporate Centre
common stock              Wildey, St. Michael BB15113
                          Barbados, West Indies
------------------------------------------------------------------------------------------------------------
                          Longview Equity Fund LP
US$.001 par value         600 Montgomery Street 44th Floor                    6,641,876            27.85%
common stock              San Francisco, CA 94111
------------------------------------------------------------------------------------------------------------
                          Longview International Equity Fund, LP
US$.001 par value         600 Montgomery Street 44th Floor                    2,893,526            10.32%
common stock              San Francisco, CA 94111
------------------------------------------------------------------------------------------------------------
                          Longview Fund, LP
US$.001 par value         600 Montgomery Street 44th Floor                    4,206,398            16.54%
common stock              San Francisco, CA 94111
------------------------------------------------------------------------------------------------------------
                          Concorde Capital Limited (ii)<F2>
US$.001 par value         Suite 194, 48 Par La Ville Road                     5,406,639            22.03%
common stock              Hamilton HM11 Bermuda
------------------------------------------------------------------------------------------------------------
                          Kashmir Overseas Holdings, Ltd.
                          C/o LOM Securities (Bahamas) Limited
US$.001 par value         Millenium House
common stock              East Mall Drive                                     1,404,463             5.52%
                          PO Box F 42498-350
                          Freeport, Grand Bahama
------------------------------------------------------------------------------------------------------------
                          Monashee Limited                                    1,404,462             5.52%
                          C/o Waterstreet Corporate Services Limited
US$.001 par value         27 Reid Street 1st Floor
common stock              PO Box HM 3051
                          Hamilton, HM NX
                          Bermuda
------------------------------------------------------------------------------------------------------------

(i)<F1> This table is based on 25,432,275 shares of Common Stock outstanding as of March 31, 2006. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from March 31, 2006, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.



(ii)<F2> 5,156,639 of these shares are held in the name of Concorde Capital Limited, which is 100% owned and controlled by Howard Taylor, a director and Chief Executive Officer of the Company. An additional 50,000 shares are issuable upon exercise of stock options issued February 5, 2004 in the name of Howard Taylor individually. An additional 200,000 are issuable upon exercise of stock options issued on November 1, 2005 in the name of Howard Taylor individually.

The following table sets forth as of March 31, 2006, information regarding the beneficial ownership of shares by each of the directors and by the officers and directors as a group:

----------------------------------------------------------------------------------------------------------
(1) TITLE OF CLASS           (2) NAME AND ADDRESS OF    (3) AMOUNT AND NATURE OF   (4) PERCENT OF CLASS (i)<F1>
                             BENEFICIAL OWNER           BENEFICIAL OWNERSHIP
----------------------------------------------------------------------------------------------------------
                             Concorde Capital                   5,406,639                   21.28%
                             Limited  (ii)<F2>
US$.001 par value            Suite 194, 48 Par La
common stock                 Ville Road
                             Hamilton HM11
                             Bermuda
----------------------------------------------------------------------------------------------------------
                             William P. Dickie
                             (iii)<F3> (iv)<F4>
US$.001 par value            Suite 3680,
common stock                 The Exchange Tower                  235,500                     0.93%
                             130 King Street West
                             Toronto, Ontario M5X 1B1
----------------------------------------------------------------------------------------------------------
US$.001 par value            All Officers and                   5,642,139                   22.21%
common stock                 Directors as a Group
----------------------------------------------------------------------------------------------------------

(i)<F1> This table is based on 25,432,275 shares of Common Stock outstanding as of March 31, 2006. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from March 31, 2006, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.
(ii)<F2> 5,156,639 of these shares are held in the name of Concorde Capital Limited, which is 100% owned and controlled by Howard Taylor, a director and Chief Executive Officer of the Company. An additional 50,000 shares are issuable upon exercise of stock options issued February 5, 2004 in the name of Howard Taylor individually. An additional 200,000 shares are issuable upon exercise of stock options issued on November 1, 2005 in the name of Howard Taylor individually.
(iii)<F3>100,000 of these shares are issuable upon exercise of stock options issued February 5, 2004 in the name of William P. Dickie. An additional 100,000 of these shares are issuable upon exercise of stock options issued on November 1, 2005 in the name of William P. Dickie.
(iv)<F4> William P. Dickie resigned as a director of the Company on December 30, 2005 and as an officer of the Company on January 13, 2006.

CHANGES IN CONTROL

There are no agreements known to management that may result in a change of control of our company.

EQUITY COMPENSATION PLANS

At December 31, 2005, our equity compensation plans were as follows:

--------------------------------------------------------------------------------------------------------------------
                               NUMBER OF SECURITIES TO BE
                                ISSUED UPON EXERCISE OF     WEIGHTED AVERAGE EXERCISE      NUMBER OF SECURITIES
                                  OUTSTANDING OPTIONS,         PRICE OF OUTSTANDING       REMAINING AVAILABLE FOR
        PLAN CATEGORY             WARRANTS AND RIGHTS      OPTIONS, WARRANTS AND RIGHTS       FUTURE ISSUANCE
--------------------------------------------------------------------------------------------------------------------
  Equity compensation plans             625,000                       $1.16                       150,000
approved by security holders
--------------------------------------------------------------------------------------------------------------------
  Equity compensation plans               -0-                           --                          -0-
  not approved by security
           holders
--------------------------------------------------------------------------------------------------------------------
            Total                       625,000                       $1.16                       150,000
--------------------------------------------------------------------------------------------------------------------


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Companies owned by our current director Howard Taylor and our former director William Dickie received management and administrative fees totaling of $119,000 and $169,000 for the years ended December 31, 2005 and 2004, respectively. An additional $81,273 and $51,000 was received as reimbursement of direct out of pocket travel and other expenses for the years ended December 31, 2005 and 2004, respectively. A total of $123,893 was due to these companies as of December 31, 2005.


ITEM 13. EXHIBITS

REGULATION
S-B NUMBER                           DOCUMENT

   2.1          Share Exchange Agreement dated December 30, 2005 (1)

   2.2          Share Exchange Agreement Amendment No. 1 dated December 30, 2005
                (1)

   2.3          Share Exchange Agreement Amendment No. 2 dated December 30, 2005
                (2)

   3.1          Form of Certificate of Incorporation of Ballistic Ventures, Inc.
                (3)

   3.2          Certificate of Amendment to the Certificate of Incorporation (4)

  10.1 Subscription agreement dated May 23, 2005 between River Capital Group, Inc. and the subscribers named therein (5)

  10.2          Form of Note (5)

  10.3          Form of Escrow Agreement (5)

  10.4          Form of Security Agreement (5)

  10.5          Form of Warrant (5)

  10.6          Stock Option Plan adopted May 3, 2004 (6)

  31.1          Rule 13a-14(a) Certification

  32.1          Section 1350 Certification


(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated December 30, 2005 and filed January 6, 2006.
(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K/A, dated December 30, 2005, filed February 9, 2006.

(3) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB filed on February 11, 2000.
(4) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated June 5, 2004. (5) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated May 31,
         2005.
(6) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2004.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the year ended December 31, 2005 our principal accountant will bill $10,000 for the audit of our annual financial statements included in our Form 10-KSB filings. For the year ended December 31, 2004 our principal accountant billed $16,000 for the review of financial statements included in our Form 10-QSB filings.

For year ended December 31, 2004 principal accountant billed $13,000, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings.

AUDIT -RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for the years ended December 31, 2005 and 2004, respectively.

TAX FEES

For the years ended December 31, 2005 and 2004, our principal accountant did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES

There were no other fees billed by our principal accountants other than those disclosed above for the years ended December 31, 2005 and 2004.

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


April 12, 2006

                                        River Capital Group, Inc.



                                        By: /s/ HOWARD TAYLOR
                                           -------------------------------------
                                             Howard Taylor
                                             Chief Executive Officer and Chief
                                             Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 NAME                                POSITION                            DATE

                                        Chief Executive
/s/ HOWARD TAYLOR                       Officer, Chief Financial Officer,            April 12, 2006
------------------------------------    Director
Howard Taylor

/s/ RICHARD FREER                       Secretary                                    April 12, 2006
------------------------------------
Richard Freer

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
River Capital Group, Inc.

We have audited the accompanying consolidated balance sheets of River Capital Group, Inc. and subsidiary (the "Company"), a Florida corporation, as of December 31, 2005, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Capital Group, Inc. at December 31, 2005 and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, respectively in conformity with U.S. generally accepted accounting principles.

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

De Meo, Young, McGrath, CPA


/s/ DE MEO, YOUNG, MCGRATH, CPA


Fort Lauderdale, Florida
April 13 ,2006

                RIVER CAPITAL GROUP, INC. AND SUBSIDIARY
                             BALANCE SHEET

                                                                                December 31, 2005
                                                                                -----------------
ASSETS

   Cash                                                                         $        261,001
                                                                                -----------------

      Total current assets                                                               261,001
                                                                                -----------------

   Total assets                                                                 $        261,001
                                                                                =================

LIABILITIES AND STOCKHOLDERS' DEFICIT

   Accounts payable and accrued expenses                                        $         35,044
   Accounts payable to related parties                                                   123,893
   Convertible notes                                                                     190,300
                                                                                -----------------

      Total current liabilities                                                          349,237
                                                                                -----------------

Stockholders' deficit:
   Common stock, $.001 par value, 50,000,000 shares
      authorized: 25,382,275 shares issued and outstanding                                25,382

   Additional paid-in capital                                                          1,368,300
   Retained deficit                                                                   (1,481,918)
                                                                                -----------------

      Total stockholders' deficit                                                        (88,236)
                                                                                -----------------

   Total liabilities and stockholders' deficit                                  $        261,001
                                                                                =================



   The accompanying notes are an integral part of these financial statements.

                    RIVER CAPITAL GROUP, INC. AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS


                                                           For the year        For the year
                                                               ended               ended
                                                           December 31,        December 31,
                                                               2005                2004
                                                         ----------------   -----------------
Revenue                                                  $             -    $              -
                                                         ----------------   -----------------

      Total revenue                                                    -                   -
                                                         ----------------   -----------------

Expenses:
   Selling general and administrative                            373,740             778,928
                                                         ----------------   -----------------

      Total operating expenses                                   373,740             778,928
                                                         ----------------   -----------------

      Total operating loss                                      (373,740)           (778,928)
                                                         ----------------   -----------------
 Other income (expense):
   Miscellaneous income                                                -                   -
   Interest expense                                              (22,913)                  -
                                                         ----------------   -----------------
                                                                 (22,913)                  -
                                                         ----------------   -----------------

Net loss                                                 $      (396,653)   $       (778,928)
                                                         ================   =================

Net loss per share - basic and diluted                   $         (0.06)   $          (0.13)
                                                         ================   =================

Weighted average shares outstanding                            6,287,597           6,060,606
                                                         ================   =================




   The accompanying notes are an integral part of these financial statements.

                    RIVER CAPITAL GROUP, INC. AND SUBSIDIARY
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT


                                                         Common Stock         Additional      Stock
                                                 --------------------------    paid-in     Subscription   Retained
                                                     Shares        Amount      capital      Receivable      Deficit        Total
                                                 -------------  -----------  ------------  ------------  -------------  ------------
 Balance, January 1, 2004                           5,836,455   $    5,836   $   606,451   $    (9,390)  $   (306,337)  $   296,560

 Issuance of common stock                             270,000          270       134,730         9,390              -       144,390

 Options issued for service                                 -            -        23,415             -              -        23,415

 Issuance of common stock for services                 90,000           90       359,660             -              -       359,750

 Net loss for the year ended December 31, 2004              -            -             -             -       (778,928)     (778,928)
                                                 -------------  -----------  ------------  ------------  -------------  ------------

 Balance, December 31, 2004                         6,196,455        6,196     1,124,256             -     (1,085,265)       45,187

 Issuance of common stock for services                 50,000           50        89,900             -              -        89,950

 Issuance of convertible notes                              -            -        23,280             -              -        23,280

 Issuance of common stock for acquisition          19,135,820       19,136       130,864             -              -       150,000

 Net loss for the year ended December 31, 2005              -            -             -             -       (396,653)     (396,653)
                                                 -------------  -----------  ------------  ------------  -------------  ------------

 Balance December 31, 2005                         25,382,275   $   25,382   $ 1,368,300   $         -   $ (1,481,918)  $   (88,236)
                                                 =============  ===========  ============  ============  =============  ============


   The accompanying notes are an integral part of these financial statements.

                    RIVER CAPITAL GROUP, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS


                                                                         For the year       For the year
                                                                             ended              ended
                                                                         December 31,       December 31,
                                                                             2005               2004
                                                                       ----------------   ----------------
Cash flows from operating activities:
   Net loss                                                            $      (396,653)   $      (778,928)
                                                                       ----------------   ----------------
   Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
      Stock given for compensation                                              89,950            383,165
      Discount on convertible notes                                             13,580                  -
      Changes in operating assets and liabilities:
         (Increase) decrease in due from related party                             963               (963)
         Increase (decrease) in accounts payable                                22,599             (8,484)
         Increase (decrease) in accounts payable to related parties             85,008                  -
                                                                       ----------------   ----------------

         Total adjustments                                                     212,100            373,718
                                                                       ----------------   ----------------

         Net cash used by operations                                          (184,553)          (405,210)
                                                                       ----------------   ----------------

Cash flows from financing activities:
         Issuance of common stock                                                    -            135,000
         (Increase) decrease in subscription receivable                              -              9,390
         Proceeds from convertible notes                                       200,000                  -
         Payment of loan payable                                                     -             (8,124)
                                                                       ----------------   ----------------

            Net cash provided by financing activities                  $       200,000     $      136,266
                                                                       ----------------   ----------------


               Net increase (decrease) in cash                                  15,447           (268,944)

               Cash at beginning of period                                      95,554            364,498
                                                                       ----------------   ----------------

               Cash at end of period                                   $       111,001    $        95,554
                                                                       ================   ================

Supplemental disclosure of cash flow information:
         Cash paid during the period for:
               Interest                                                $             -    $             -
                                                                       ================   ================
               Income taxes                                            $             -    $             -
                                                                       ================   ================


   The accompanying notes are an integral part of these financial statements.

River Capital Group, Inc. and Subsidiary
NOTES TO FINANCIAL STATEMENTS


1. BUSINESS AND BASIS OF PRESENTATION

The Company was incorporated in Florida on June 17, 1997, as Permastoprust International, Inc. The Company changed its name to Greystone Credit Inc. ("Greystone") in June of 1999. On August 4, 1999, the Company acquired whOOdoo.com, Inc., a Florida corporation incorporated on April 9, 1999, in a share exchange. At the same time, the Company changed its state of incorporation to Delaware and its name to whOOdoo.com, Inc. On July 17, 2000, the Company changed its name to Ballistic Ventures, Inc. (Ballistic). On June 5, 2004, Ballistic changed its name to River Capital Group, Inc.

On December 30, 2005, River Capital Group, Inc., a Delaware corporation (the "Company"), executed and closed a Share Exchange Agreement (the "Share Exchange Agreement") with River Capital Holdings Limited, a Barbados corporation ("River Holdings"), Strategy International Insurance Group, Inc, a Texas Corporation, Longview Fund, LP, Longview Equity Fund, LP, Longview International Equity Fund, LP, and Concorde Capital Limited, a Bermuda Corporation, (collectively the "Shareholders").

Also on December 30, 2005, the Company, Holdings and the Shareholders executed two amendments to the Share Exchange Agreement (respectively, "Amendment No. 1 and Amendment No. 2") to accurately reflect the share exchange allocations among the Shareholders.

Upon closing, the Company is no longer deemed to be a "shell company" as defined under Rule 12b-2 under the Securities Exchange Act of 1934 (the "Exchange Act").

In exchange for the Company acquiring 100% of the issued and outstanding shares of the common stock of River Holdings at closing, the River Holdings shareholders received an aggregate of 19,135,820 shares of the Company's common stock. The consideration given for these shares was the exchange of 100% of the issued and outstanding stock of River Holdings pursuant to the Share Exchange Agreement.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of River Capital Group, Inc. and its wholly owned subsidiary River Capital Holdings Limited. All significant intercompany balances and transactions are eliminated in consolidation.

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

INCOME (LOSS) PER SHARE - The Company accounts for earnings per share according to SFAS No. 128, "Earnings per Share". SFAS 128 requires presentation of basic and diluted earnings or loss per share. Earnings or loss per share is computed by dividing net income or loss by the weighted average number of shares outstanding during the period. For all periods presented, warrants and options were excluded from the computation of net loss per share because inclusion would be anti-dilutive.

STOCK OPTIONS - The Company accounts for options issued according to FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.

RECENT ACCOUNTING PRONOUNCEMENTS -

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies.

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

On June 29, 2005, the EITF ratified Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is "conventional" for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.


3. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of all liabilities in the normal course of business.

As of December 31, 2005, the Company had an accumulated deficit of $1,481,918. During the year ended December 31, 2005 the company suffered a loss of $396,653. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plan to alleviate this going concern issue is to raise capital and commence the business operations of the newly acquired insurance company. The Company's continued existence is dependent upon management funding operations and raising sufficient capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


4. ACQUSITION OF RIVER CAPITAL HOLDINGS LIMITED

On December 30, 2005, River Capital Group, Inc., a Delaware corporation ("River Group") and River Capital Holdings Limited, a Barbados corporation ("River Holdings") reached a share exchange agreement pursuant to which River Holdings transferred 100% of the capital stock of River Holdings in exchange for 19,135,820 shares of common stock, $0.001 par value per share, of River Group ("River Group Common Stock"). Due to the amount of shares issued, upon completion of the Share Exchange, River Holdings and its shareholders had voting control of River Group.


5. DUE TO RELATED PARTY

Companies owned by two directors receive management and administrative fees totaling $119,000 and $169,000 for the years ended December 31, 2005 and 2004, respectively. An additional $81,273 and $51,000 was received as reimbursement of direct out of pocket travel and other expenses for the years ended December 31, 2005 and 2004, respectively. A total of $123,893 was due to these companies as of December 31, 2005. These services were provided for fees that could be obtained from unrelated parties for the same amounts.


6. CONVERTIBLE NOTES AND WARRANTS

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

7. STOCKHOLDERS' EQUITY

During the year ended December 31, 2005, the registrant issued 30,000 shares of its common stock as compensation for consulting services to three designees of Redwood Grove Capital Management, LLC. A charge of $84,750 was recorded for the year ended December 31, 2005, valued at fair market value, in connection with this transaction. The registrant relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the registrant.

During the year ended December 31, 2005, the Company issued 20,000 shares of its common stock as compensation for legal fees to Troutman Sanders LLP in connection with the issuance of the convertible notes and warrants. A charge of $5,200 was recorded for the year ended December 31, 2005, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the registrant.

In May 2004, the stockholders of the Company adopted a Stock Option Plan (the "Plan"). Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company's common stock at the date of grant. Options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 507,645 shares of common stock for the Plan. This number automatically shall be adjusted annually at the beginning of the Company's fiscal year to a number equal to 10% of the number of shares of the Company issued and outstanding at the end of the Company's last completed fiscal year. As of December 31, 2005, options to purchase 275,000 shares at a price of $2.00 per share had been granted pursuant to the Plan. The options are exercisable through February 5, 2009.

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

Had the Company determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, its net loss would have been increased to the pro forma amount indicated below:

                                                              Year ended            Year ended
                                                              December 31, 2005     December 31, 2004
      Net (loss):
      As reported                                             $   (396,653)         $    (778,928)
      Stock--based employee compensation expense
       related to stock options determined under fair
       value method                                                     (-)              (167,422)
      Amounts charged to expense                                         -                 23,415
                                                              -------------         --------------

      Pro forma according to SFAS 123                         $   (396,653)         $    (922,935)
                                                              =============         ==============

      Net income applicable to common
      Stockholder per share:
      As reported                                             $      (0.06)         $       (0.13)
                                                              =============         ==============

      Pro forma according to SFAS 123                         $      (0.06)         $       (0.15)
                                                              =============         ==============


8. INCOME TAXES

The Company had available at December 31, 2005 net operating loss carryforwards for federal and state tax purposes of approximately $1,500,000, which could be applied against taxable income in subsequent years through 2026. The deferred tax asset for net operating losses was approximately $555,700 and $408,385 as of December 31, 2005 and 2004, respectively, and a full valuation allowance was recorded since realization is uncertain.

Reconciliation of the differences between income taxes computed at the federal and state statutory tax rates and the provision for income taxes for the years ended December 31, 2005 and 2004 are approximately as follows:

                                                         Year           Year
                                                         ended          ended
                                                      December 31    December 31
                                                         2005           2004
                                                         ----           ----

Income tax loss at federal statutory tax rate             -34.00%        -34.00%
State tax, net of federal benefit                          -3.63%         -3.63%
Valuation allowance                                        37.63%         37.63%
                                                    ----------------------------
Provision for taxes                                          -              -
                                                    ============================

The Company's deferred tax assets are as follows:

                                December 31                       December 31
                                   2005                              2004
                                   ----                              ----

Net Operating Loss          $       555,700                    $       408,385
Valuation allowance                (555,700)                          (408,385)
                           -----------------------------------------------------

Net deferred tax assets    $           -                       $          -
                           =====================================================


9. COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations, or liquidity.