Form 10QSB
period 2006-03-31
RIVER CAPITAL GROUP, INC.
filed 2006-05-15
CIK 1104594

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      (Mark One)

              (x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

       ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from _____ to ______

                         Commission file number 0-29463

                            RIVER CAPITAL GROUP, INC.
                    -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                    DELAWARE
                    -----------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   51-0392750
                    -----------------------------------------
                        (IRS Employer Identification No.)

                 SUITE 312 7 REID STREET, HAMILTON BERMUDA HM11
                    -----------------------------------------
                    (Address of principal executive offices)

                                  441-296-6006
                           ---------------------------
                           (Issuer's telephone number)

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

Yes ( ) No (X)

Number of shares outstanding of the registrant's class of common stock as of May 10, 2006 was 26,432,275.

Transitional Small Business Disclosure Format (check one):    Yes ( ) No (X)

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Balance Sheet at
March 31, 2006 (unaudited)                                                 3

Statements of Operations
for the Three Months ended March 31, 2006
and 2005 (unaudited)                                                       4

Statements of Cash Flows for
for the Three Months ended March 31, 2006
and 2005 (unaudited)                                                       5

Selected Notes to the Financial
Statements (unaudited)                                                     6

Item 2. Management's Discussion and Analysis or Plan of Operation          10

Item 3. Controls and Procedures                                            11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                 12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.       12

Item 3. Defaults Upon Senior Securities.                                   12

Item 4. Submission of Matters to a Vote of Security Holders.               12

Item 5. Other Information.                                                 12

Item 6. Exhibits.                                                          12

SIGNATURES

                    RIVER CAPITAL GROUP, INC. AND SUBSIDIARY
                                  Balance Sheet
                                   (UNAUDITED)

                                                                                  March 31, 2006
                                                                                -------------------
ASSETS

   Cash                                                                         $          198,292
                                                                                -------------------

      Total current assets                                                                 198,292
                                                                                --------------------

   Total assets                                                                 $          198,292
                                                                                ====================

LIABILITIES AND STOCKHOLDERS' DEFICIT

   Accounts payable and accrued expenses                                        $          104,641
   Accounts payable to related parties                                                     122,639
   Convertible notes                                                                       196,120
                                                                                --------------------

      Total current liabilities                                                            423,400
                                                                                --------------------
Stockholders' deficit:
   Common stock, $.001 par value, 50,000,000 shares
      authorized: 25,407,275 shares issued and outstanding                                   25,407

   Additional paid-in capital                                                             1,374,525
   Retained deficit                                                                      (1,625,040)
                                                                                --------------------

      Total stockholders' deficit                                                          (225,108)
                                                                                --------------------

   Total liablities and stockholders' deficit                                   $          198,292
                                                                                ====================


  The accompanying notes are an integral part of these financial statements.

                    RIVER CAPITAL GROUP, INC. AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                             For the three       For the three
                                                              months ended        months ended
                                                               March 31,           March 31,
                                                                 2006                2005
                                                           -----------------   -----------------
Revenue                                                    $              -    $              -
                                                           -----------------   -----------------

   Total revenue                                                          -                   -
                                                           -----------------   -----------------

Expenses:
   Selling general and administrative                               133,302             138,971
                                                           -----------------   -----------------

      Total operating expenses                                      133,302             138,971
                                                           -----------------   -----------------

      Total operating loss                                         (133,302)           (138,971)
                                                           -----------------   -----------------
Other income (expense):
   Miscellaneous income                                                   -                  22
   Interest expense                                                  (9,820)               (164)
                                                           -----------------   -----------------
                                                                     (9,820)               (142)
                                                           -----------------   -----------------

Net loss                                                   $       (143,122)     $     (139,113)
                                                           =================   =================

Net loss per share - basic and diluted                     $          (0.01) $            (0.02)
                                                           =================   =================

Weighted average shares outstanding                              25,401,095           6,211,624
                                                           =================   =================




   The accompanying notes are an integral part of these financial statements.

                    RIVER CAPITAL GROUP, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         For the three         For the three
                                                                          months ended          months ended
                                                                            March 31,             March 31,
                                                                              2006                  2005
                                                                       -----------------    ------------------
Cash flows from operating activities:
  Net loss                                                             $       (143,122)    $        (139,113)
                                                                       -----------------    ------------------
  Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:

     Stock given for compensation                                                 6,250                84,750
     Discount on convertible notes                                                5,841                     -
     Changes in operating assets and liabilities:
        (Increase) decrease in due from related party                                 -                     -
        Increase (decrease) in accounts payable                                  69,597                (4,054)
        Increase (decrease) in accounts payable to related parties               (1,254)               17,522
                                                                       -----------------    ------------------

           Total adjustments                                                     80,434                98,218
                                                                       -----------------    ------------------

           Net cash used by operations                                          (62,688)              (40,895)
                                                                       -----------------    ------------------
Cash flows from financing activities:
        Issuance of common stock                                                      -                     -
        (Incease) decrease in subscription receivable                                 -                     -
        Proceeds from convertible notes                                               -                     -
        Payment of loan payable                                                       -                     -
                                                                       -----------------    ------------------
           Net cash provided by financing activities                   $              -     $               -
                                                                       -----------------    ------------------


           Net increase (decrease) in cash                                      (62,688)              (40,895)

           Cash at beginning of period                                          261,001                95,554
                                                                       -----------------    ------------------

           Cash at end of period                                       $        198,313    $           54,659
                                                                       =================    ==================
Supplemental disclosure of cash flow information:
        Cash paid during the period for:
           Interest                                                    $              -     $               -
                                                                       =================    ==================
           Income taxes                                                $              -     $               -
                                                                       =================    ==================

Supplemental non-cash financing transactions:
        Contribution of loan to equity                                 $              -     $               -
                                                                       =================    ==================


   The accompanying notes are an integral part of these financial statements.

                    RIVER CAPITAL GROUP, INC. AND SUBSIDIARY
               SELECTED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2006

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of all liabilities in the normal course of business.

As of March 31, 2006, the Company had an accumulated deficit of $1,625,040. During the three months ended March 31, 2006 the company suffered a loss of $143,122. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plan to alleviate this going concern issue is to raise capital and commence the business operations of the newly acquired insurance company. The Company's continued existence is dependent upon management funding operations and raising sufficient capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - ACQUISITION OF RIVER CAPITAL HOLDINGS LIMITED

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

NOTE 4 - DUE TO RELATED PARTY

A company owned by a director received management and administrative fees totaling $30,000 and $30,000 for the three months ended March 31, 2006 and 2005, respectively. An additional $21,217 and $13,169 was received as reimbursement of direct out of pocket travel and other expenses for the three months ended March 31, 2006 and 2005, respectively. A total of $122,639 was due to the related party as of March 31, 2006.

NOTE 5 - CONVERTIBLE NOTES AND WARRANTS

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

NOTE 6 - STOCKHOLDERS' EQUITY

During the three months ended March 31, 2006, the registrant issued 25,000 shares of its common stock as compensation for consulting services to a former director. A charge of $6,250 was recorded for the three months ended March 31, 2006, valued at fair market value, in connection with this transaction. The registrant relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the registrant.

In May 2004, the stockholders of the Company adopted a Stock Option Plan (the "Plan"). Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company's common stock at the date of grant. Options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 2,540,728 shares of common stock for the Plan. This number automatically shall be adjusted annually at the beginning of the Company's fiscal year to a number equal to 10% of the number of shares of the Company issued and outstanding at the end of the Company's last completed fiscal year. As of March 31, 2006, options to purchase:

         (i) 275,000 shares at a price of $2.00 per share had been granted pursuant to the Plan. The options are exercisable through February 5, 2009; and

         (ii) 350,000 shares at a price of $0.50 per share had been granted pursuant to the Plan. The options are exercisable through October 31, 2007.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, if the Company had had stock options which vested during the period, the Company would have recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123").

Had the Company determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, its net loss would have been increased to the pro forma amount indicated below:

                                                              Three months ended       Three months ended
                                                                March 31, 2006           March 31, 2005
   Net (loss):
   As reported                                                     $(143,122)                $(139,113)
   Stock--based employee compensation expense
     related to stock options determined under fair
     value method                                                       -                         -
   Amounts charged to expense                                           -                         -
                                                                   ----------                ----------

   Pro forma according to SFAS 123                                 $(143,122)                $(139,113)
                                                                   ==========                ===========

   Net income applicable to common
   Stockholder per share:
   As reported                                                      $(0.01)                   $(0.02)
                                                                    =======                   =======

   Pro forma according to SFAS 123                                  $(0.01)                   $(0.02)
                                                                    =======                   =======

NOTE 7 - INCOME TAXES

The Company had available at March 31, 2006 net operating loss carryforwards for federal and state tax purposes of approximately $1,625,000, which could be applied against taxable income in subsequent years through 2026. The deferred tax asset for net operating losses was approximately $601,250 and $453,000 as of March 31, 2006 and 2005, respectively, and a full valuation allowance was recorded since realization is uncertain.

Reconciliation of the differences between income taxes computed at the federal and state statutory tax rates and the provision for income taxes for the three months ended March 31, 2006 and 2005 are approximately as follows:

                                                          Three Months          Three Months
                                                              ended                 ended
                                                             March 31              March 31
                                                              2006                  2005
                                                              ----                  ----
Income tax loss at federal statutory tax rate                -34.00%               -34.00%

State tax, net of federal benefit                             -3.63%                -3.63%

Valuation allowance                                           37.63%                37.63%
                                                         --------------------------------------
Provision for taxes                                              -                     -
                                                         ======================================

The Company's deferred tax assets are as follows:

                                                             March 31            March 31
                                                              2006                2005
                                                              ----                ----
Net Operating Loss                                       $    601,250        $    453,000

Valuation allowance                                          (601,250)           (453,000)
                                                         ------------------------------------
Net deferred tax assets                                  $       -           $       -
                                                         ====================================

NOTE 8 - COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations, or liquidity.

NOTE 9 - SUBSEQUENT EVENTS

On May 8, 2006, the Company issued 1,000,000 shares of its common stock to Martin Eric Weisberg for compensation of services he provided to the Company. A charge of $250,000 will be recorded for the six months ended June 30, 2006, such shares valued at the then fair market value, in connection with this transaction. The registrant will rely upon the exemption from registration contained in Section 4(2), as the recipient will be deemed to be sophisticated with regard to an investment in the registrant.

On May 10, 2006, the Company's common shares began trading on the NASD Over-the Counter Bulletin Board ("OTCBB") under the symbol "RCGI".

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS AND INFORMATION

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

INTRODUCTION

For the year ended December 31, 2005, the Company's auditors, in Note 3 of the Financial Statements, have noted that there is substantial doubt about the Company's ability to continue as a going concern. The Company's existence is dependent upon management funding operations and raising sufficient capital. At this point in time it is impossible to state an amount of additional funding which we believe would remove the going concern opinion.

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

The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the three months ended March 31, 2006 and 2005, respectively, and should be read in conjunction with the Financial Statements and related notes appearing elsewhere in this report.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

RESULTS OF OPERATIONS

Operational expenses during the three months ended March 31, 2006 and 2005 of $133,302 and $138,971, respectively, consisted primarily of reasonable expenses incurred to effect the acquisition of, and subsequent management of River Holdings and professional fees necessary to complete certain corporate filings with the SEC. For the three months ended March 31, 2006 and 2005, operational expenses included professional fees of $39,588 and $5,794, respectively. For the three months ended March 31, 2006 and 2005 operational expenses included charges of $80,767 and $49,169, respectively, for reasonable expenses incurred to effect the acquisition and subsequent management of River Holdings and non-cash charges of $6,250 and $84,750, respectively, relating to the issuance of certain stock and stock options. Interest expense in connection with the $200,000 principal amount of convertible notes and five-year warrants to purchase 400,000 shares of common stock at $0.75 per share amounted to $9,820 and $0 for the three months ended March 31, 2006 and 2005, respectively. Accordingly, the Company incurred losses of $143,122 and $139,113 for the three months ended March 31, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, the Company had a working capital deficit of $225,108, as compared to $88,236 at December 31, 2005.

Net cash used in operating activities was $62,688 for the three months ended March 31, 2006, as compared to $40,895 for the three months ended March 31, 2005. The primary use of cash from operations in 2006 was to fund operations relating to the business transaction with River Capital Limited.

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

To provide the cash necessary to support this growth plan for the next twelve months and to maintain the Company's service readiness requires an ongoing financial commitment for $10,000,000. The Company intends to raise additional capital through the sale of equity or debt securities in the public market or through private placements. The Company may also seek debt capital through banking institutions or through the use of other instruments. The addition of any capital to the Company for use as allowable capital for the purposes of writing insurance or reinsurance business may require the approval of the Barbados Supervisor of Insurance. There is no assurance the Company with be able to raise such capital.

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

We account for option issues according to FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees beginning January 1, 2006. During the three months ended March 31, 2006, the Company did not issue any employee stock options nor did any employee stock options vest.

ITEM 3.  CONTROLS AND PROCEDURES.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2006 (the "Evaluation Date"). Such evaluation was conducted under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon such evaluation, the Company's CEO and CFO have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

(a)  Exhibits. The following are exhibits to this report:


--------------------------------------------------------------------------------
Number         Description
--------------------------------------------------------------------------------
3.1            Form of Certificate of Incorporation of Ballistic Ventures, Inc.
               (1)
--------------------------------------------------------------------------------
3.2            Certificate of Amendment to the Certificate of Incorporation (2)
--------------------------------------------------------------------------------
31.1           Rule 13a-14(a) Certification of Principal Executive Officer and
               Chief Financial Officer
--------------------------------------------------------------------------------
32.1           Section 1350 Certification of Principal Executive Officer and
               Chief Financial Officer
--------------------------------------------------------------------------------

---------------
(1) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB filed on February 11, 2000.
(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated June 5, 2004 and filed on June 7, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        RIVER CAPITAL GROUP, INC.



Date: May 15, 2006                      By: /s/ HOWARD TAYLOR
                                           -------------------------------------
                                              Howard Taylor President
                                              (Chief Executive Officer and
                                              Chief Financial Officer)