Form 10QSB
period 2006-06-30
RIVER CAPITAL GROUP, INC.
filed 2006-08-14
CIK 1104594

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

              (x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

                 Suite 312 7 Reid Street, Hamilton Bermuda HM11
               ---------------------------------------------------
                    (Address of principal executive offices)

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

Yes ( ) No (X)

Number of shares outstanding of the registrant's class of common stock as of August 7, 2006 was 26,452,275.

Transitional Small Business Disclosure Format (check one):    Yes (  ) No (X)

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Balance Sheet at
June 30, 2006 (unaudited)                                                    3

Statements of Operations
for the Six and Three Months ended June 30, 2006
and 2005 (unaudited)                                                         4

Statements of Cash Flows for
for the Six  Months ended June 30, 2006
and 2005 (unaudited)                                                         5

Selected Notes to the Financial
Statements (unaudited)                                                       6

Item 2. Management's Discussion and Analysis or Plan of Operation           10

Item 3. Controls and Procedures                                             12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                  12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.        12

Item 3. Defaults Upon Senior Securities.                                    13

Item 4. Submission of Matters to a Vote of Security Holders.                13

Item 5. Other Information.                                                  13

Item 6. Exhibits.                                                           13

SIGNATURES

                    RIVER CAPITAL GROUP, INC. AND SUBSIDIARY
                                  Balance Sheet
                                   (unaudited)

                                                                                               June 30, 2006
                                                                                        --------------------
ASSETS

   Cash                                                                                 $           434,325
                                                                                        --------------------

      Total current assets                                                                          434,325
                                                                                        --------------------

   Total assets                                                                         $           434,325
                                                                                        ====================

LIABILITIES AND STOCKHOLDERS' DEFICIT

   Accounts payable and accrued expenses                                               $             83,863
   Accounts payable to related parties                                                              135,000
   Convertible notes                                                                                195,335
                                                                                        --------------------

      Total current liabilities                                                                     414,198
                                                                                        --------------------

Stockholders' deficit:
   Common stock, $.001 par value, 50,000,000 shares
     authorized: 26,432,275 shares issued and outstanding                                            26,432
   Additional paid-in capital                                                                     1,940,015
   Accumulated deficit                                                                           (1,946,320)
                                                                                        --------------------

      Total stockholders' deficit                                                                    20,127
                                                                                        --------------------

   Total liablities and stockholders' deficit                                           $           434,325
                                                                                        ====================



   The accompanying notes are an integral part of these financial statements.

                    RIVER CAPITAL GROUP, INC. AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            For the six       For the six        For the three     For the three
                                            months ended      months ended        months ended      months ended
                                              June 30,          June 30,            June 30,           June 30,
                                                2006              2005                2006               2005
                                          ---------------   ---------------     ---------------    ---------------

Revenue                                   $            -    $            -      $            -     $            -
                                          ---------------   ---------------     ---------------    ---------------

      Total revenue                                    -                 -                   -                  -
                                          ---------------   ---------------     ---------------    ---------------

Expenses:
   Selling general and administrative            434,852           221,384             301,550             82,413
                                          ---------------   ---------------     ---------------    ---------------

      Total operating expenses                   434,852           221,384             301,550             82,413
                                          ---------------   ---------------     ---------------    ---------------

      Total operating loss                      (434,852)         (221,384)           (301,550)           (82,413)
                                          ---------------   ---------------     ---------------    ---------------

Other income (expense):
   Miscellaneous income                                -                62                   -                 40
   Interest expense                              (29,550)           (3,273)            (19,730)            (3,109)
                                          ---------------   ---------------     ---------------    ---------------

                                                 (29,550)           (3,211)            (19,730)            (3,069)
                                          ---------------   ---------------     ---------------    ---------------

Net loss                                  $     (464,402)   $     (224,595)     $     (321,280)    $      (85,482)
                                          ===============   ===============     ===============    ===============

Net loss per share - basic and diluted    $        (0.02)   $        (0.04)     $        (0.01)    $        (0.01)
                                          ===============   ===============     ===============    ===============

Weighted average shares outstanding           25,693,108         6,230,697          25,985,053          6,246,455
                                          ===============   ===============     ===============    ===============


   The accompanying notes are an integral part of these financial statements.

                    RIVER CAPITAL GROUP, INC. AND SUBSIDIARY
                            Statements of Cash Flows
                                   (unaudited)

                                                                          For the six          For the six
                                                                          months ended         months ended
                                                                             June 30,            June 30,
                                                                               2006                2005
                                                                       -----------------    ------------------
Cash flows from operating activities:
   Net loss                                                            $       (464,402)    $        (224,595)
                                                                       -----------------    ------------------
   Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
      Stock given for compensation                                              256,250                89,950
      Discount on convertible notes                                              21,550                 1,940
      Changes in operating assets and liabilities:
        (Increase) decrease in due from related party                                 -                   963
        Increase (decrease) in accounts payable                                  48,819                 8,219
        Increase (decrease) in accounts payable to related parties               11,107                42,521
                                                                       -----------------    ------------------

        Total adjustments                                                       337,726               143,593
                                                                       -----------------    ------------------

        Net cash used by operations                                            (126,676)              (81,002)
                                                                       -----------------    ------------------
Cash flows from financing activities:
        Proceeds from convertible notes                                         300,000               200,000
                                                                       -----------------    ------------------
        Net cash provided by financing activities                      $        300,000     $         200,000
                                                                       -----------------    ------------------

           Net increase (decrease) in cash                                      173,324               118,998

           Cash at beginning of period                                          261,001                95,554
                                                                       -----------------    ------------------

           Cash at end of period                                       $        434,325     $         214,552
                                                                       =================    ==================
Supplemental disclosure of cash flow information:
        Cash paid during the period for:
           Interest                                                    $              -     $               -
                                                                       =================    ==================
           Income taxes                                                $              -     $               -
                                                                       =================    ==================

   The accompanying notes are an integral part of these financial statements.

                    RIVER CAPITAL GROUP, INC. AND SUBSIDIARY
               SELECTED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2006

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

As of June 30, 2006, the Company had an accumulated deficit of $1,946,320. During the six months ended June 30, 2006 the company suffered a loss of $464,402. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 - DUE TO RELATED PARTY

A company owned by a director received management and administrative fees totaling $65,000 and $65,000 for the six months ended June 30, 2006 and 2005, respectively. An additional $18,945 and $25,637 was received as reimbursement of direct out of pocket travel and other expenses for the six months ended June 30, 2006 and 2005, respectively. A total of $135,000 was due to the related party as of June 30, 2006.

NOTE 5 - CONVERTIBLE NOTES AND WARRANTS

On May 23, 2005, the Company entered into a Subscription Agreement with several accredited investors (the "Subscribers") pursuant to which the Company agreed to sell, and the Subscribers agreed to purchase in the aggregate, up to $200,000 principal amount of convertible notes and five-year warrants to purchase 400,000 shares of common stock at $0.75 per share. A total of $23,280 was ascribed to the warrants, valued at estimated fair market value at the date of the warrants issuance. On May 31, 2006 a modification to the agreement was entered into whereby the due date of the notes was extended to May 23, 2007 and the five-year warrants were repriced at $0.35 per share. The repricing resulted in a further discount to the notes of $142,206 (the ascribed value of the warrants valued at estimated fair market value of the Company's common stock at the date of the warrants repricing). The resulting discount to the convertible notes will be amortized to interest expense over the remaining life of the convertible notes (one year).

On June 30, 2006, the Company issued an additional $300,000 principal amount of convertible notes and five-year warrants to purchase 525,000 shares of common stock at $0.35 per share. In connection with this transaction, 20,000 shares of the Company's common stock were issued in payment of legal services rendered.
A total of $174,309 was ascribed to the warrants, valued at estimated fair market value at the date of the warrants issuance. The resulting discount to the convertible notes will be amortized to interest expense over the remaining life of the convertible notes (one year).

The convertible notes are secured by a security interest in all of the assets of River Capital. The convertible notes include the following terms:

           Interest at the greater of (i) the prime rate plus 4% per annum or
         (ii) 10%, payable quarterly beginning August 1, 2005;

           Term of one year, but the note may be prepaid at 110% of the principal only if an insurance license shall have been granted to River Reinsurance Limited and River Reinsurance Limited shall have become a subsidiary of River Capital;

           Convertible at any time by the holders into shares of River Capital common stock at a price equal to $0.50; and

           Anti-dilution protections. River Capital has granted a one-time demand registration right to register the resale of the shares issuable upon conversion of the notes and the shares issuable upon exercise of the warrants.

NOTE 6 - STOCKHOLDERS' EQUITY

During the three months ended June 30, 2006, the Company issued 1,000,000 shares of its common stock as compensation for consulting services. A charge of $250,000 was recorded for the three months ended June 30, 2006, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

In May 2004, the stockholders of the Company adopted a Stock Option Plan (the "Plan"). Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company's common stock at the date of grant. Options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 2,540,728 shares of common stock for the Plan. This number automatically shall be adjusted annually at the beginning of the Company's fiscal year to a number equal to 10% of the number of shares of the Company issued and outstanding at the end of the Company's last completed fiscal year. During the six months ended June 30, 2006, the Company did not issue any employee stock options nor did any employee stock options vest. As of June 30, 2006, options to purchase:

         (i) 275,000 shares at a price of $2.00 per share had been granted pursuant to the Plan. The options are exercisable through February 5, 2009; and

         (ii) 350,000 shares at a price of $0.50 per share had been granted pursuant to the Plan. The options are exercisable through October 31, 2007.

The Company had accounted for its employee stock option plans under the intrinsic value method, in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation expense related to the granting of employee stock options is recorded over the vesting period only if, on the date of grant, the fair value of the underlying stock exceeds the option's exercise price. The Company has adopted the disclosure-only requirements of SFAS No. 123, "Accounting For Stock-Based Compensation," which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net loss and pro forma loss per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

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

Had the Company determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, its net loss would have been increased to the pro forma amount indicated below:

                                                              Six months ended      Six months ended
                                                                June 30, 2006         June 30, 2005
                                                              ----------------      ----------------
   Net (loss):
   As reported                                                    $(464,402)            $(224,595)
   Stock--based employee compensation expense
     related to stock options determined under fair
     value method                                                      -                     -
   Amounts charged to expense                                          -                     -
                                                                  ----------            ----------

   Pro forma according to SFAS 123                                $(464,402)            $(224,595)
                                                                  ==========            ==========

   Net income applicable to common
   Stockholder per share:
   As reported                                                    $   (0.02)            $   (0.04)
                                                                  ==========            ==========

   Pro forma according to SFAS 123                                $   (0.02)            $   (0.04)
                                                                  ==========            ==========

NOTE 7 - INCOME TAXES

The Company had available at June 30, 2006 net operating loss carryforwards for federal and state tax purposes of approximately $1,946,000, which could be applied against taxable income in subsequent years through 2026. The deferred tax asset for net operating losses was approximately $661,000 and $445,000 as of June 30, 2006 and 2005, respectively, and a full valuation allowance was recorded since realization is uncertain.

Reconciliation of the differences between income taxes computed at the federal and state statutory tax rates and the provision for income taxes for the six months ended June 30, 2006 and 2005 are approximately as follows:

                                                 Six Months      Six Months
                                                    ended           ended
                                                   June 30         June 30
                                                     2006            2005
                                                     ----            ----

Income tax loss at federal statutory tax rate      -34.00%         -34.00%
State tax, net of federal benefit                   -3.63%          -3.63%
Valuation allowance                                 37.63%          37.63%
                                                 ----------------------------
Provision for taxes                                   -               -
                                                 ============================

The Company's deferred tax assets are as follows:

                                                      June 30        June 30
                                                       2006           2005
                                                       ----           ----

Net Operating Loss                               $     661,000   $    445,000
Valuation allowance                                   (661,000)      (445,000)
                                                 -------------------------------

Net deferred tax assets                          $        -      $       -
                                                 ===============================


NOTE 8 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

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

INTRODUCTION

For the year ended December 31, 2005, the Company's auditors, in Note 3 of the Financial Statements, have noted that there is substantial doubt about the Company's ability to continue as a going concern. The Company's existence is dependent upon management funding operations and raising sufficient capital. At this point in time it is impossible to state an amount of additional funding which the Company believes would remove the going concern opinion.

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

The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the six months ended June 30, 2006 and 2005, respectively, and should be read in conjunction with the Financial Statements and related notes appearing elsewhere in this report.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

RESULTS OF OPERATIONS

Operational expenses during the six months ended June 30, 2006 and 2005 of $434,852 and $221,384, respectively, consisted primarily of reasonable expenses incurred to effect the acquisition of, and subsequent management of River Holdings and professional fees necessary to complete certain corporate filings with the SEC. For the six months ended June 30, 2006 and 2005, operational expenses included professional fees of $38,579 and $23,960, respectively. For the six months ended June 30, 2006 and 2005 operational expenses included charges of $98,224 and $96,629, respectively, for reasonable expenses incurred to effect the acquisition and subsequent management of River Holdings and non-cash charges of $256,250 and $89,950, respectively, relating to the issuance of certain stock and stock options. Interest expense in connection with the $500,000 principal amount of convertible notes and five-year warrants to purchase 925,000 shares of common stock at $0.35 per share amounted to $29,550 and $3,273 for the six months ended June 30, 2006 and 2005, respectively. Accordingly, the Company incurred losses of $464,402 and $224,595 for the six months ended June 30, 2006 and 2005, respectively.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2005

RESULTS OF OPERATIONS

Operational expenses during the three months ended June 30, 2006 and 2005 of $301,550 and $82,413, respectively, consisted primarily of reasonable expenses incurred to effect the acquisition of, and subsequent management of River Holdings and professional fees necessary to complete certain corporate filings with the SEC. For the three months ended June 30, 2006 and 2005, operational expenses included professional fees of $5,241 and $18,116, respectively. For the three months ended June 30, 2006 and 2005 operational expenses included charges of $17,457 and $47,460, respectively, for reasonable expenses incurred to effect the acquisition and subsequent management of River Holdings and non-cash charges of $250,000 and $5,200, respectively, relating to the issuance of certain stock and stock options. Interest expense in connection with the $500,000 principal amount of convertible notes and five-year warrants to purchase 925,000 shares of common stock at $0.35 per share amounted to $19,730 and $3,109 for the three months ended June 30, 2006 and 2005, respectively. Accordingly, the Company incurred losses of $321,280 and $85,482 for the three months ended June 30, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, the Company had working capital of $20,127, as compared to a working capital deficit of $88,236 at December 31, 2005.

Net cash used in operating activities was $126,676 for the six months ended June 30, 2006, as compared to $81,002 for the six months ended June 30, 2005. The primary use of cash from operations in 2006 was to fund operations relating to the business transaction with River Capital Limited.

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

To provide the cash necessary to support this growth plan for the next twelve months and to maintain the Company's service readiness requires an ongoing financial commitment for $10,000,000. The Company intends to raise additional capital through the sale of equity or debt securities in the public market or through private placements. The Company may also seek debt capital through banking institutions or through the use of other instruments. The addition of any capital to the Company for use as allowable capital for the purposes of writing insurance or reinsurance business may require the approval of the Barbados Supervisor of Insurance. There is no assurance the Company will be able to raise such capital.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are fully described in Note 2 of the Notes to the Financial Statements of our Form 10-KSB. As discussed in Note 2, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such difference may be material to our financial statements. The Company believes that the following discussion addresses its Critical Accounting Policies.

Accounting for Contingencies - The Company accrues for contingencies in accordance with Statement of Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimating the amount of probable loss.

We account for income taxes in accordance with SFAS No.109. The Company has provided a full valuation allowance against the assets.

We account for option issues according to FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees beginning January 1, 2006. During the six months ended June 30, 2006, the Company did not issue any employee stock options nor did any employee stock options vest.

ITEM 3.  CONTROLS AND PROCEDURES.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2006 (the "Evaluation Date"). Such evaluation was conducted under the supervision and with the participation of the Company's Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"). Based upon such evaluation, the Company's CEO/CFO concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 31, 2005, River Capital Group, Inc. ("River Capital") entered into a subscription agreement (the "Subscription Agreement") with several accredited investors (the "Subscribers") pursuant to which River Capital agreed to sell, and the Subscribers agreed to purchase in the aggregate, up to $200,000 principal amount of convertible notes and five-year warrants to purchase 400,000 shares of common stock at $0.75 per share.

On June 7, 2005, River Capital filed Form 8-K disclosing the execution of the Subscription Agreement and the Subscription Agreement was attached as Exhibit
10.1 to that filing.

On May 31, 2006, River Capital and the Subscribers executed a Modification and Amendment Agreement to the Subscription Agreement (the "Amended Agreement"), whereby the parties extended the maturity date of the notes through May 23, 2007 and reduced the per share exercise price to acquire a warrant share from $0.75 to $0.35.

On June 5, 2006, River Capital filed Form 8-K disclosing the execution of the Modification and Amendment Agreement to the Subscription Agreement and was attached as Exhibit 10.1 to that filing.

On June 30, 2006, River Capital and the Subscribers executed a Modification, Waiver and Amendment Agreement to the Subscription Agreement (the "Second Amended Agreement"), whereby the Subscribers increased their purchase price by $300,000 and River Capital issued new notes with revised issue and expiration dates at an annual interest rate equal to the greater of (i) four percent (4%) above the prime rate as announced from time to time in the Wall Street Journal, and (ii) ten percent (10%). Additionally River Capital has the right to prepay the principal amount of the notes by paying the Subscribers 110% of the amount of principal to be prepaid together with interest.

On July 7, 2006, River Capital filed Form 8-K disclosing the execution of the Subscription Agreement and the Modification, Waiver and Amendment Agreement to the Subscription Agreement (the "Second Amended Agreement") was attached as
Exhibit 10.1 to that filing.

During the three months ended June 30, 2006, the Company issued 1,000,000 shares of its common stock as compensation for consulting services. A charge of $250,000 was recorded for the three months ended June 30, 2006, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

(a) Exhibits. The following are exhibits to this report:


--------------------------------------------------------------------------------
Number     Description
--------------------------------------------------------------------------------
3.1        Form of Certificate of Incorporation of Ballistic Ventures, Inc. (1)
--------------------------------------------------------------------------------
3.2        Certificate of Amendment to the Certificate of Incorporation (2)
--------------------------------------------------------------------------------
31.1 Rule 13a-14(a) Certification of Principal Executive Officer/ Chief Financial Officer
--------------------------------------------------------------------------------
32.1 Section 1350 Certification of Principal Executive Officer/ Chief Financial Officer
--------------------------------------------------------------------------------
---------------
(1) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB filed on February 11, 2000.
(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated June 5, 2004 and filed on June 7, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       RIVER CAPITAL GROUP, INC.



Date: August 14, 2006                  By: /s/ HOWARD TAYLOR
                                          --------------------------------------
                                              Howard Taylor President
                                              (Chief Executive Officer and
                                              Chief Financial Officer)