Form 10QSB
period 2006-09-30
RIVER CAPITAL GROUP, INC.
filed 2006-11-14
CIK 1104594

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)
              (x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

                 Suite 312, 7 Reid Street, Hamilton Bermuda HM11
                    (Address of principal executive offices)

                                  441-296-6006
                           (Issuer's telephone number)

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

Number of shares outstanding of the registrant's common stock as of November 3, November 3, 2006 was 26,452,275.

Transitional Small Business Disclosure Format (check one):    Yes ( ) No (X)

                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Balance Sheet at
September 30, 2006 (unaudited)                                               3

Statements of Operations
for the Nine and Three Months ended September 30, 2006
and 2005 (unaudited)                                                         4

Statements of Cash Flows for
for the Nine Months ended September 30, 2006
and 2005 (unaudited)                                                         5

Selected Notes to the Financial
Statements September 30, 2006 (unaudited)                                    6

Item 2. Management's Discussion and Analysis or Plan of Operation           10

Item 3. Controls and Procedures                                             12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                  12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.        12

Item 3. Defaults Upon Senior Securities.                                    12

Item 4. Submission of Matters to a Vote of Security Holders.                12

Item 5. Other Information.                                                  12

Item 6. Exhibits.                                                           13

SIGNATURES

                    RIVER CAPITAL GROUP, INC. AND SUBSIDIARY
                                  BALANCE SHEET
                                   (UNAUDITED

                                                              September 30, 2006
                                                              ------------------

ASSETS

   Cash                                                       $         298,521
                                                              ------------------

      Total current assets                                              298,521
                                                              ------------------

   Total assets                                               $         298,521
                                                              ==================


LIABILITIES AND STOCKHOLDERS' DEFICIT

   Accounts payable and accrued expenses                      $          76,580
   Accounts payable to related parties                                  133,822
   Convertible notes                                                    280,283
                                                              ------------------

      Total current liabilities                                         490,685
                                                              ------------------

Stockholders' deficit:
   Common stock, $.001 par value, 50,000,000 shares
    authorized: 26,432,275 shares issued and outstanding                 26,432

   Additional paid-in capital                                         1,940,015
   Retained deficit                                                  (2,158,611)
                                                              ------------------

      Total stockholders' deficit                                      (192,164)
                                                              ------------------

   Total liabilities and stockholders' deficit                $         298,521
                                                              ==================




   The accompanying notes are an integral part of these financial statements.

                    RIVER CAPITAL GROUP, INC. AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              For the nine          For the nine            For the three         For the three
                                              months ended          months ended             months ended          months ended
                                             September 30,         September 30,            September 30,         September 30,
                                                 2006                  2005                     2006                  2005
                                             --------------        --------------           -------------         -------------
Revenue                                      $           -         $           -            $          -          $          -
                                             --------------        --------------           -------------         -------------

   Total revenue                                         -                     -                       -                     -
                                             --------------        --------------           -------------         -------------

Expenses:
   Selling general and administrative              550,600               291,704                 115,748                70,320
                                             --------------        --------------           -------------         -------------

      Total operating expenses                     550,600               291,704                 115,748                70,320
                                             --------------        --------------           -------------         -------------

      Total operating loss                        (550,600)             (291,704)               (115,748)              (70,320)
                                             --------------        --------------           -------------         -------------

Other income (expense):
   Miscellaneous income                                  -                    62                       -                     -
   Interest income                                     905                     -                     905                     -
   Interest expense                               (126,998)              (13,093)                (97,448)               (9,820)
                                             --------------        --------------           -------------         -------------

                                                  (126,093)              (13,031)                (97,448)               (9,820)
                                             --------------        --------------           -------------         -------------

Net loss                                     $    (676,693)        $    (304,735)           $   (213,196)         $    (80,140)
                                             ==============        ==============           =============         =============

Net loss per share - basic and diluted       $       (0.03)        $       (0.05)           $      (0.01)         $      (0.01)
                                             ==============        ==============           =============         =============

Weighted average shares outstanding             25,934,665             6,234,770              26,407,275             6,226,455
                                             ==============        ==============           =============         =============



   The accompanying notes are an integral part of these financial statements.

                    RIVER CAPITAL GROUP, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          For the nine         For the nine
                                                                          months ended         months ended
                                                                         September 30,        September 30,
                                                                             2006                 2005
                                                                       -----------------    -----------------

Cash flows from operating activities:
   Net loss                                                            $       (676,693)    $        (304,735)
                                                                       -----------------    ------------------
   Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
      Stock given for compensation                                              256,250                89,950
      Discount on convertible notes                                             106,498                 7,760
      Changes in operating assets and liabilities:
         (Increase) decrease in due from related party                                -                   963
         Increase (decrease) in accounts payable                                 41,536                 7,917
         Increase (decrease) in accounts payable to related parties               9,929                58,810
                                                                       -----------------    ------------------

         Total adjustments                                                      414,213               165,400
                                                                       -----------------    ------------------

         Net cash used by operations                                           (262,480)             (139,335)
                                                                       -----------------    ------------------

Cash flows from financing activities:
         Proceeds from convertible notes                                        300,000               200,000
                                                                       -----------------    ------------------

            Net cash provided by financing activities                           300,000               200,000
                                                                       -----------------    ------------------


               Net increase (decrease) in cash                                   37,520                60,665

               Cash at beginning of period                                      261,001                95,554
                                                                       -----------------    ------------------

               Cash at end of period                                   $        298,521     $         156,219
                                                                       =================    ==================

Supplemental disclosure of cash flow information:
         Cash paid during the period for:
            Interest                                                   $              -     $               -
                                                                       =================    ==================
            Income taxes                                               $              -     $               -
                                                                       =================    ==================


   The accompanying notes are an integral part of these financial statements.

                    RIVER CAPITAL GROUP, INC. AND SUBSIDIARY
               SELECTED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2006

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

As of September 30, 2006, the Company had an accumulated deficit of $2,158,611. During the nine months ended September 30, 2006 the Company suffered a loss of $676,693. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 - DUE TO RELATED PARTY

A company owned by a director received management and administrative fees totaling $75,000 and $108,000 for the nine months ended September 30, 2006 and 2005, respectively. An additional $19,418 and $37,352 was received as reimbursement of direct out of pocket travel and other expenses for the nine months ended September 30, 2006 and 2005, respectively. A total of $133,822 was due to the related party as of September 30, 2006.

NOTE 5 - CONVERTIBLE NOTES AND WARRANTS

On May 23, 2005, the Company entered into a Subscription Agreement with several accredited investors (the "Subscribers") pursuant to which the Company agreed to sell, and the Subscribers agreed to purchase in the aggregate, up to $200,000 principal amount of convertible notes and five-year warrants to purchase 400,000 shares of common stock at $0.75 per share. A total of $23,280 was ascribed to the warrants, valued at estimated fair market value at the date of the warrants issuance. On May 31, 2006 a modification to the agreement was entered into whereby the due date of the notes was extended to May 23, 2007 and the five-year warrants were repriced at $0.35 per share. The repricing resulted in a further discount to the notes of $142,206 (the ascribed value of the warrants valued at estimated fair market value of the Company's common stock at the date of the warrants repricing). On June 30, 2006, the Company issued an additional $300,000 principal amount of convertible notes and five-year warrants to purchase 525,000 shares of common stock at $0.35 per share. In connection with this transaction, 20,000 shares of the Company's common stock were issued in payment of legal services rendered. A total of $174,309 was ascribed to the warrants, valued at estimated fair market value at the date of the warrants issuance. The resulting discount to all of the convertible notes will be amortized to interest expense over the remaining life of the convertible notes. Amortization of the discount amounted to $106,498 for the nine months ended September 30, 2006.

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

NOTE 6 - STOCKHOLDERS' EQUITY

In May 2004, the stockholders of the Company adopted a Stock Option Plan (the "Plan"). Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company's common stock at the date of grant. Options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 2,540,728 shares of common stock for the Plan. This number automatically shall be adjusted annually at the beginning of the Company's fiscal year to a number equal to 10% of the number of shares of the Company issued and outstanding at the end of the Company's last completed fiscal year. During the nine months ended September 30, 2006, the Company did not issue any employee stock options nor did any employee stock options vest. As of September 30, 2006, options to purchase:

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

Had the Company determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, its net loss would have been increased to the pro forma amount indicated below:

                                                     Nine months ended          Nine months ended
                                                     September 30, 2006         September 30, 2005
                                                     ------------------         ------------------
Net (loss):
As reported                                          $        (676,693)         $        (304,735)
Stock--based employee compensation
  expense related to stock options determined
  under fair value method                                            -                          -
Amounts charged to expense                                           -                          -
                                                     ------------------         ------------------

Pro forma according to SFAS 123                      $        (676,693)         $        (304,735)
                                                     ==================         ==================

Net income applicable to common
Stockholder per share:
As reported                                          $           (0.03)         $           (0.05)
                                                     ==================         ==================

Pro forma according to SFAS 123                      $           (0.03)         $           (0.05)
                                                     ==================         ==================

NOTE 7 - INCOME TAXES

The Company had available at September 30, 2006 net operating loss carryforwards for federal and state tax purposes of approximately $2,158,000, which could be applied against taxable income in subsequent years through 2026. The deferred tax asset for net operating losses was approximately $740,000 and $472,000 as of September 30, 2006 and 2005, respectively, and a full valuation allowance was recorded since realization is uncertain.

Reconciliation of the differences between income taxes computed at the federal and state statutory tax rates and the provision for income taxes for the nine months ended September 30, 2006 and 2005 are approximately as follows:

                                                        Nine Months            Nine Months
                                                        Ended                  ended
                                                        September 30,          September 30,
                                                        2006                   2005
                                                        ----                   ----
Income tax loss at federal statutory tax rate           -34.00%                -34.00%
State tax, net of federal benefit                        -3.63%                 -3.63%
Valuation allowance                                      37.63%                 37.63%
                                                       --------------------------------------
Provision for taxes                                        -                      -
                                                       ======================================

The Company's deferred tax assets are as follows:

                                           September 30          September 30
                                           2006                  2005
                                           ----                  ----

Net Operating Loss                         $  740,000            $  472,000
Valuation allowance                          (740,000)             (472,000)
                                           ------------------------------------
Net deferred tax assets                    $     -               $     -
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

The following discussion provides information with respect to the Company's results of operations, liquidity, and capital resources on a comparative basis for the nine months ended September 30, 2006 and 2005, respectively, and should be read in conjunction with the Financial Statements and related notes appearing elsewhere in this report.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

RESULTS OF OPERATIONS

Operational expenses during the nine months ended September 30, 2006 and 2005 of $550,600 and $291,704, respectively, consisted primarily of reasonable expenses incurred to effect the acquisition of, and subsequent management of River Holdings and professional fees necessary to complete certain corporate filings with the SEC. For the nine months ended September 30, 2006 and 2005, operational expenses included professional fees of $41,957 and $44,575, respectively. For the nine months ended September 30, 2006 and 2005 operational expenses included charges of $106,207 and $145,352, respectively, for reasonable expenses incurred to effect the acquisition and subsequent management of River Holdings and non-cash charges of $256,250 and $89,950, respectively, relating to the issuance of certain stock and stock options. Interest expense, in connection with the $500,000 principal amount of convertible notes and five-year warrants to purchase 925,000 shares of common stock at $0.35 per share (including the resulting discount to the convertible notes) amounted to $126,998 and $13,093 for the nine months ended September 30, 2006 and 2005, respectively. Accordingly, the Company incurred losses of $676,693 and $304,735 for the nine months ended September 30, 2006 and 2005, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

RESULTS OF OPERATIONS

Operational expenses during the three months ended September 30, 2006 and 2005 of $115,748 and $70,320, respectively, consisted primarily of reasonable expenses incurred to effect the acquisition of, and subsequent management of River Holdings and professional fees necessary to complete certain corporate filings with the SEC. For the three months ended September 30, 2006 and 2005, operational expenses included professional fees of $3,378 and $20,614, respectively. For the three months ended September 30, 2006 and 2005 operational expenses included charges of $7,983 and $48,722, respectively, for reasonable expenses incurred to effect the acquisition and subsequent management of River Holdings. Interest expense in connection with the $500,000 principal amount of convertible notes and five-year warrants to purchase 925,000 shares of common stock at $0.35 per share (including the resulting discount to the convertible notes) amounted to $97,448 and $9,820 for the three months ended September 30, 2006 and 2005, respectively. Accordingly, the Company incurred losses of $213,196 and $80,140 for the three months ended September 30, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, the Company had a working capital deficit of $192,164, as compared to a working capital deficit of $88,236 at December 31, 2005.

Net cash used in operating activities was $262,480 for the nine months ended September 30, 2006, as compared to $139,335 for the nine months ended September 30, 2005. The primary use of cash from operations in 2006 was to fund operations relating to the business transaction with River Capital Limited.

The Company's present intentions are to sell debt or equity securities to cover our operating expenses. There is no guarantee the Company can raise additional funds in the future.

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

CRITICAL ACCOUNTING POLICIES

The Company's accounting policies are fully described in Note 2 of the Notes to the Financial Statements of its Form 10-KSB. As discussed in Note 2, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such difference may be material to the Company's financial statements. The Company believes that the following discussion addresses its Critical Accounting Policies.

Accounting for Contingencies - The Company accrues for contingencies in accordance with Statement of Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require the Company's exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimating the amount of probable loss.

The Company accounts for income taxes in accordance with SFAS No. 109. The Company has provided a full valuation allowance against the assets.

The Company accounts for option issues according to FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees beginning January 1, 2006. During the nine months ended September 30, 2006, the Company did not issue any employee stock options nor did any employee stock options vest.

ITEM 3.  CONTROLS AND PROCEDURES.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2006 (the "Evaluation Date"). Such evaluation was conducted under the supervision and with the participation of the Company's Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"). Based upon such evaluation, the Company's CEO/CFO concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                          EXHIBIT
--------------------------------------------------------------------------------
   3.1         Certificate of Incorporation (1)
--------------------------------------------------------------------------------
   3.2         Certificate of Amendment to the Certificate of Incorporation (2)
--------------------------------------------------------------------------------
   3.3         Bylaws
--------------------------------------------------------------------------------
  10.1         Modification and Amendment Agreement dated June 30, 2006 (3)
--------------------------------------------------------------------------------
  31.1         Rule 15d-14(a) Certification
--------------------------------------------------------------------------------
  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

(1) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB filed on February 11, 2000.
(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated June 5, 2004 and filed on June 7, 2004.
(3) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated May 31, 2005 and filed July 7, 2006.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     RIVER CAPITAL GROUP, INC.



Date: November 14, 2006                 /s/ HOWARD TAYLOR
                                     -------------------------------------------
                                     Howard Taylor President
                                     (Chief Executive Officer and
                                     Chief Financial Officer)