Form 10KSB
period 2006-12-31
RIVER CAPITAL GROUP, INC.
filed 2007-04-02
CIK 1104594

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
        For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to
                                        --------------   --------------

                         Commission file number: 0-29463

                            RIVER CAPITAL GROUP, INC.
                 (Name of small business issuer in its charter)

             Delaware                                    51-0392750
   (State or other jurisdiction               (IRS Employer Identification No.)
 of incorporation or organization)

           Suite 312, 7 Reid Street, Hamilton Bermuda             HM11
           (Address of principal executive offices)            (Zip Code)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year:  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computer by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,614,764 AS OF MARCH 1, 2007

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MARCH 1, 2007 THE REGISTRANT HAD ISSUED AND OUTSTANDING 38,422,749 SHARES OF COMMON STOCK.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT.

River Capital Group, Inc. is a Delaware corporation (the "Company"). Originally, the Company was incorporated in Florida on June 17, 1997, as Permastoprust International, Inc. The Company changed its name to Greystone Credit Inc.("Greystone") in June of 1999. On August 4, 1999, the Company acquired whOOdoo.com, Inc., a Florida corporation incorporated on April 9, 1999, in a share exchange. At the same time, the Company changed its state of incorporation to Delaware and its name to whOOdoo.com, Inc. On July 17, 2000, the Company changed its name to Ballistic Ventures, Inc. (Ballistic). On June 5, 2004, Ballistic changed its name to River Capital Group, Inc.

On December 30, 2005, the Company executed and closed a Share Exchange Agreement (the "Share Exchange Agreement") with River Capital Holdings Limited, a Barbados exempt corporation ("River Holdings"), Strategy International Insurance Group, Inc, a Texas Corporation, Longview Fund, LP, Longview Equity Fund, LP, Longview International Equity Fund, LP, and Concorde Capital Limited, a Bermuda Corporation, (collectively the "Shareholders").

Also on December 30, 2005, the Company, River Holdings and the Shareholders executed two amendments to the Share Exchange Agreement (respectively, "Amendment No. 1 and Amendment No. 2") to accurately reflect the share exchange allocations among the Shareholders.

In exchange for the Company acquiring 100% of the issued and outstanding shares of the common stock of River Holdings at closing, the River Holdings shareholders received an aggregate of 19,135,820 shares of the Company's common stock. The consideration given for these shares was the exchange of 100% of the issued and outstanding stock of River Holdings pursuant to the Share Exchange Agreement. River Holdings was incorporated on October 6, 2004 as an insurance holding company.

River Reinsurance Limited ("River RE") is a wholly owned subsidiary of River Holdings. River Holdings incorporated River Reinsurance Limited on December 1, 2005 as a Barbados exempt company and filed a license application for River RE as a Barbados Exempt Insurance Company on December 16, 2005. On June 16, 2006, River RE was formally licensed by the Barbados Supervisor of Insurance as an Exempt Insurance Company.

On December 31, 2006, the Company entered into a mutual release and settlement agreement (the "Release and Settlement Agreement") with the holders of the Company's convertible notes, Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP, (collectively, the "Noteholders"). Under the terms of the Release and Settlement Agreement, the Company agreed to issue to the Noteholders: (i) 11,045,474 shares of its $.001 par value common stock calculated at the rate of $0.05 per share, and (ii) an additional 925,000 shares of its $.001 par value common stock, also calculated at the rate of $0.05 per share as part of a warrant stock issuance, in exchange for forgiveness of the entire amount owing under the convertible notes.

BUSINESS OF ISSUER.

River RE is the operating entity for the Company. Thus, the discussion that follows regarding the operation of the Company references River RE. As a licensed Exempt Insurance Company, River RE may conduct general insurance business, including property and casualty reinsurance and credit reinsurance. River RE's license enables it to conduct its insurance business with entities other than its parent, River Holdings, so long as the risks insured, premiums and related beneficiaries originate from outside of CARICOM (Caribbean Community).

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

Through River RE, the Company seeks to establish and grow a core reinsurance business based on the development and acquisition of insurance and reinsurance assets and businesses. River RE's approach will be to develop, underwrite and acquire business that represents relatively low risk over the long term. River RE will leverage its internal capabilities to raise initial capital, establish relationships in the institutional investment markets, add to senior management and manage River RE's capital assets.

River RE has not entered into a formal agreement with any insurance intermediary, primary insurance company, insurance manager or insurance broker. There can be no assurance that any such agreements can be reached. If River RE is unable to execute such definitive agreements, River RE's and the Company's business could be materially adversely affected.

Business will be produced through brokers and reinsurance intermediaries throughout the world. River RE intends to establish relationships with various brokers and clients by providing (i) prompt and responsive service on underwriting submissions, (ii) timely payment of claims and (iii) innovative and customized reinsurance and insurance solutions to clients. River RE's objective is to build long-term relationships with brokers and clients and provide financial strength and security. River RE will also look to the smaller specialist intermediaries based in the U.S. and the London markets who form an integral part of the market.

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

The Company currently has no full-time employees.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company presently uses as its principal office, the offices of Concorde Capital Limited, a company 100% owned and controlled by Howard Taylor, a director and the Chief Executive Officer of the Company. The Company's principal office is located at Suite 312, 7 Reid Street, Hamilton HM11, Bermuda.

The Company has no investments in real estate or real estate securities and it does not intend to invest in real estate or real estate securities, nor has it formulated any investment policies regarding investments in real estate, real estate mortgages, or securities of or interests in persons engaged in real estate activities.


ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICES OF SECURITIES

The Company's common stock traded on the "pink sheets" from December 3, 1999 until May 9, 2006. Since May 10, 2006, the Company's common stock has been listed for quotation on the OTC Bulletin Board (the "OTCBB"). The Company's trading symbol is "RCGI".

                                   PINK SHEETS

The following table sets forth the prices as reported to the Company by the "pink sheets" trading information. The prices reflected are the High and Low closing bids, for each period as shown below.

        ---------------------------------------------------------------------
                                                        HIGH           LOW
        ---------------------------------------------------------------------
        Year 2005      January 1 - March 31             $2.10          $1.01
        ---------------------------------------------------------------------
        Year 2005      April 1 - June 30                $1.40          $0.60
        ---------------------------------------------------------------------
        Year 2005      July 1 - September 30            $1.15          $0.20
        ---------------------------------------------------------------------
        Year 2005      October 1 - December 31          $0.25          $0.12
        ---------------------------------------------------------------------


        ---------------------------------------------------------------------
        Year 2006      January 1 - March 31             $0.65          $0.25
        ---------------------------------------------------------------------
        Year 2006      April 1 - May 9                  $0.65          $0.25
        ---------------------------------------------------------------------


                                      OTCBB

The following table sets forth the range of High and Low bid quotations for each period as shown below. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.


        ---------------------------------------------------------------------
        Year 2006      May 10 - June 30                 $0.50          $0.30
        ---------------------------------------------------------------------
        Year 2006      July 1 - September 30            $0.35          $0.16
        ---------------------------------------------------------------------
        Year 2006      October 1 - December 31          $0.35          $0.13
        ---------------------------------------------------------------------

As of March 1, 2007 there were 529 beneficial holders of the Company's common stock.

The Company has not paid dividends on its stock and it does not anticipate paying any dividends thereon in the foreseeable future.

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

During the quarter ended December 31, 2006, the Company issued 11,970,474 shares of its common stock to the Noteholders in connection with the Release and Settlement Agreement. The shares were issued in reliance upon the exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended. No underwriters were used and no commissions were incurred or paid in connection with the issuance.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following Management's Discussion and Analysis or Plan of Operation is qualified by reference to and should be read in conjunction with, the Company's Financial Statements and the Notes thereto as set forth beginning on page F-1.

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

INTRODUCTION

In Note 3 of the Company's Financial Statements for the year ended December 31, 2006, the Company's independent registered public accounting firm noted that there is substantial doubt about the Company's ability to continue as a going concern. The Company's existence is dependent upon management funding operations and raising sufficient capital. At this point in time it is impossible to state an amount of additional funding which the Company believes would remove the going concern opinion.

The Company has incurred a cumulative net loss of 2,329,290 for the period from inception to December 31, 2006. At December 31, 2006, the Company had working capital of $82,405. The Company has yet to receive revenues from its reinsurance business. The Company has neither a history of earnings nor has it paid dividends. The Company is unlikely to realize earnings or pay dividends in the immediate or foreseeable future. There is no assurance that the Company's operations, once commenced, will be profitable. The Company may not be able to obtain additional funds needed for working capital and operations.

The following discussion provides information with respect to the Company's results of operations, liquidity, and capital resources on a comparative basis for the years ended December 31, 2006 and 2005, respectively, and should be read in conjunction with the Financial Statements and related notes appearing elsewhere in this report.

YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

RESULTS OF OPERATIONS

Selling, general and administrative expenses during the years ended December 31, 2006 and December 31, 2005 of $640,564 and $373,740, respectively, consisted primarily of reasonable expenses incurred to effect the acquisition and subsequent management of River Holdings and professional fees necessary to complete certain corporate filings with the SEC. For the years ended December 31, 2006 and December 31, 2005, operational expenses included professional fees of $200,392 and $74,175, respectively. For the years ended December 31, 2006 and 2005 operational expenses included charges of $130,322 and $200,958, respectively, related to the Company's agreement to satisfy all reasonable expenses incurred to effect the acquisition of and subsequent management of River Holdings and non-cash charges of $263,250 and $89,950, respectively, relating to the issuance of certain stock and stock options. Interest expense in connection with the $500,000 principal amount of convertible notes and five-year warrants to purchase 925,000 shares of common stock at $0.05 per share amounted to $208,881 and $22,913 for the years ended December 31, 2006 and 2005, respectively. Accordingly, the Company incurred losses of $847,372 and $396,653 for the years ended December 31, 2006 and 2005, respectively.

On December 31, 2006, the Company entered into the Release and Settlement Agreement with the Noteholders of the Company's convertible notes. Under the terms of the Release and Settlement Agreement, the Company issued to the
Noteholders: (i) 11,045,474 shares of its $.001 par value common stock calculated at the rate of $0.05 per share, and (ii) an additional 925,000 shares of its $.001 par value common stock, also calculated at the rate of $0.05 per share as part of a warrant stock issuance, in exchange for forgiveness of the entire amount owing under the convertible notes. The shares issued under the Release and Settlement Agreement were issued at a discount of $0.45 per share. There was no expense to the Company as a result of this transaction.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $343,448 for the year ended December 31, 2006, as compared to $184,553 for the year ended December 31, 2005. The primary use of cash from operations in 2006 was to fund operations relating to the business acquisition of River Holdings.

Net cash provided by financing activities was $346,250 for the year ended December 31, 2006, as compared to $350,000 for the year ended December 31, 2005. In June 2006, the Company issued $300,000 of convertible notes. In December 2006, the Company issued 925,000 shares of common stock in connection with the exercise of warrants for proceeds of $46,250.

At December 31, 2006, the Company had working capital of $82,405, as compared to working capital of $102,064 at December 31, 2005. The Company's present intentions are to sell debt or equity securities to cover its operating expenses, however, the Company may not be able to obtain additional funds needed for working capital and operations.

PLAN OF OPERATION

The Company's primary strategy is to establish and grow a core reinsurance business based on the development and acquisition of insurance and reinsurance assets and businesses. The Company has no plans for capital expenditures for the next twelve months.

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

We account for income taxes in accordance with SFAS No. 109. The Company is a development stage company and its deferred tax assets are not expected to be utilized in the future. The Company has provided a full valuation allowance against the assets.

The Company accounts for options issued according to FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board issued Interpretation Number 48, or FIN 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") regarding the process of quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. SAB 108 did not have a material effect on the Company's current or previously issued consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, or SFAS 157, "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"), which requires the recognition of the funded status of benefit plans in the balance sheet. SFAS 158 also requires certain gains and losses that are deferred under current pension accounting rules to be recognized in accumulated other comprehensive income, net of tax effects. These deferred costs (or income) will continue to be recognized as a component of net periodic pension cost, consistent with current recognition rules. For entities with no publicly traded equity securities, the effective date for the recognition of the funded status is for fiscal years ending after June 15, 2007. In addition, the ability to measure the plans' benefit obligations, assets and net period cost at a date prior to the fiscal year-end date is eliminated for fiscal years ending after December 15, 2008. The Company does not expect the provisions SFAS 158 to have any impact on the Company's financial statements as the Company does not have any defined benefit pension and other postretirement plans.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, or SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- including an amendment of FASB Statement

No. 115." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company's fiscal year beginning January 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.


OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of December 31, 2006.


ITEM 7.  FINANCIAL STATEMENTS

The financial statements required in this Form 10-KSB are set forth beginning on page F-1


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company's Chief Executive Officer/Chief Financial Officer, based on his evaluation of the
Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), has concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

In connection with the evaluation of the Company's internal controls during its last fiscal quarter, the Company's sole officer has concluded that there were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 8A(T). CONTROLS AND PROCEDURES

Not applicable.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information about the Company's executive officers and director follows:

          NAME               AGE                   POSITION

Howard Taylor                 46        Chief Executive Officer, Chief Financial
                                        Officer and Director

Richard Freer                 66        Secretary


HOWARD TAYLOR, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER AND DIRECTOR.

Mr. Taylor was appointed as a director and the Company's Chief Executive Officer in April 2004 and as Chief Financial Officer in January 2006. Mr. Taylor has been the sole shareholder and a director of Concorde Capital Limited, a privately held investment company based in Bermuda, since 1995. Mr. Taylor is also a director of Sharps Technologies, a UK private company. Mr. Taylor was previously an executive with County Natwest Securities, a leading international investment bank. He has been a director with an NASD and SFA broker dealer, experienced in both the London and United States markets. He has held the NASD Series 7, 24 and 63 licenses and is a Fellow of the Securities Institute in the United Kingdom. Mr. Taylor has extensive experience in the sourcing, structuring and execution of a broad range of private equity transactions.

RICHARD FREER, SECRETARY.

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

CODE OF ETHICS

The Company has not yet adopted a code of ethics that applies to its principal executive officers, principal financial officer, and principal accounting officer or controller, or persons performing similar functions, since the Company has been focusing its efforts on obtaining financing. The Company expects to adopt a code of ethics by June 30, 2007.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Compliance with Section 16(a) of the Securities Exchange Act of 1934 Act, as amended, requires the Company's officers and directors, and persons who own more than ten percent of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company during, and with respect to, the year ending December 31, 2006, the Company believes that during such fiscal year all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent beneficial owners were in compliance with Section 16(a).


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information about the remuneration of the Company's executive officers for the last two completed fiscal years.

                           SUMMARY COMPENSATION TABLE

                                             Salary        Total
 Name and principal position      Year         ($)          ($)

Howard Taylor,                    2005        95,000       95,000
Chief Executive Officer (1)       2006       198,000      198,000

William Dickie,
Former Chief Financial            2005        24,000       24,000
Officer (2)                       2006         4,000        4,000

(1) The Company paid management and administrative fees totaling $198,000 and $95,000 to Concorde Capital Limited, a company 100% owned by Howard Taylor, for the years ended December 31, 2006 and 2005, respectively. A total of $147,333 was due to Concorde Capital Limited as of December 31, 2006. Additionally, in 2005, Mr. Taylor was granted 200,000 options exercisable at $0.50 per share.

(2) The Company paid management and administrative fees totaling $4,000 and $24,000 to Cognate Engineering Services, Inc., a company 100% owned by William Dickie, for the years ended December 31, 2006 and 2005, respectively. Additionally, in 2005, Mr. Dickie was granted 100,000 options exercisable at $0.50 per share.

An additional $35,083 and $81,273 was received as reimbursement of direct out of pocket travel and other expenses for the years ended December 31, 2006 and 2005, respectively.

In May 2004, the stockholders of the Company adopted a Stock Option Plan (the "Plan"). Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company's common stock at the date of grant. Options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 3,842,275 shares of common stock for the Plan. This number automatically shall be adjusted annually at the beginning of the Company's fiscal year to a number equal to 10% of the number of shares of the Company issued and outstanding at the end of the Company's last completed fiscal year. As of December 31, 2005, options to purchase 275,000 shares at a price of $2.00 per share had been granted pursuant to the Plan. The options are exercisable through February 5,

2009. The options are exercisable through February 5, 2009. As part of this plan the Company issued 25,000 options to a consultant. On November 1, 2005, the Company issued 350,000 options at $0.50, which options were fully vested and expire on October 31, 2007. There were no options issued in 2006. As of December 31, 2006, there are 625,000 options outstanding under the Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 1, 2007, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares of the Company:

-------------------------------------------------------------------------------------------------------------------
                                                                  (3) AMOUNT AND
  (1) TITLE OF CLASS          (2) NAME AND ADDRESS OF                  NATURE                     (4) PERCENT
                                  BENEFICIAL OWNER             OF BENEFICIAL OWNERSHIP           OF CLASS (i)
-------------------------------------------------------------------------------------------------------------------
US$.001 par value         Longview Fund, LP
common stock              600 Montgomery Street 44th Floor           25,676,274                     66.82%
                          San Francisco, CA 94111
-------------------------------------------------------------------------------------------------------------------
US$.001 par value         Concorde Capital Limited (ii)
common stock              Suite 194, 48 Par La Ville Road             5,406,639                     14.07%
                          Hamilton HM11 Bermuda
-------------------------------------------------------------------------------------------------------------------

(i) This table is based on 38,422,749 shares of Common Stock outstanding as of March 1, 2007. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from March 1, 2007, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(ii) 5,156,639 of these shares are held in the name of Concorde Capital Limited, which is 100% owned and controlled by Howard Taylor, a director and Chief Executive Officer of the Company. An additional 50,000 shares are issuable upon exercise of stock options issued February 5, 2004 in the name of Howard Taylor individually. An additional 200,000 are issuable upon exercise of stock options issued on November 1, 2005 in the name of Howard Taylor individually.

The following table sets forth as of March 1, 2007, information regarding the beneficial ownership of shares by each of the directors and by the officers and directors as a group:


-------------------------------------------------------------------------------------------------------------------
                                                                  (3) AMOUNT AND
 (1) TITLE OF CLASS           (2) NAME AND ADDRESS OF                  NATURE                     (4) PERCENT
                                  BENEFICIAL OWNER             OF BENEFICIAL OWNERSHIP           OF CLASS (i)
-------------------------------------------------------------------------------------------------------------------
US$.001 par value         Concorde Capital Limited (ii)
common stock              Suite 194, 48 Par La Ville Road             5,406,639                     14.07%
                          Hamilton HM11 Bermuda
-------------------------------------------------------------------------------------------------------------------
US$.001 par value         All Officers and Directors as a             5,406,639                     14.07%
common stock              Group (one person)
-------------------------------------------------------------------------------------------------------------------

(i) This table is based on 38,422,749 shares of Common Stock outstanding as of March 1, 2007. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from March 1, 2007, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(ii) 5,156,639 of these shares are held in the name of Concorde Capital Limited, which is 100% owned and controlled by Howard Taylor, a director and Chief Executive Officer of the Company. An additional 50,000 shares are issuable upon exercise of stock options issued February 5, 2004 in the name of Howard Taylor individually. An additional 200,000 shares are issuable upon exercise of stock options issued on November 1, 2005 in the name of Howard Taylor individually.

CHANGES IN CONTROL

There are no agreements known to management that may result in a change of control of the Company.

EQUITY COMPENSATION PLANS

At December 31, 2006, the Company's equity compensation plans were as follows:


-------------------------------------------------------------------------------------------------------------------
PLAN CATEGORY                   NUMBER OF SECURITIES TO BE   WEIGHTED AVERAGE EXERCISE    NUMBER OF
                                ISSUED UPON EXERCISE OF      PRICE OF OUTSTANDING         SECURITIES
                                OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND        REMAINING AVAILABLE FOR
                                WARRANTS AND RIGHTS          RIGHTS                       FUTURE ISSUANCE
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans              625,000                   $1.16                      150,000
approved by security holders

Equity compensation plans                -0-                       --                         -0-
not approved by security
holders
-------------------------------------------------------------------------------------------------------------------

            Total                      625,000                   $1.16                      150,000

-------------------------------------------------------------------------------------------------------------------


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

RELATED PARTY TRANSACTIONS

Companies owned by the Company's current officer director Howard Taylor and its former director William Dickie received management and administrative fees totaling of $202,000 and $119,000 for the years ended December 31, 2006 and 2005, respectively, as described in "Item 10. Executive Compensation." An additional $35,083 and $81,273 was received as reimbursement of direct out of pocket travel and other expenses for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, a total of $147,333 was due to Concorde Capital Limited, a company 100% owned by Howard Taylor.

DIRECTOR INDEPENDENCE

Our common stock trades on the OTC Bulletin Board. As such, the Company is not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

Since the Company is not currently subject to corporate governance standards relating to the independence of the Company's directors, it has chosen to define an "independent" director in accordance with the NASDAQ Global Market's requirements for independent directors (NASDAQ Marketplace Rule 4200). The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. The Company does not currently have an independent director under the above definition.

The Company does not presently have an audit committee, compensation committee, nominating committee, executive committee of the Company's board of directors, stock plan committee or any other committees.


ITEM 13. EXHIBITS

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                                    DOCUMENT
--------------------------------------------------------------------------------
    2.1         Share Exchange Agreement dated December 30, 2005 (1)
--------------------------------------------------------------------------------
    2.2         Share Exchange Agreement Amendment No. 1 dated December 30, 2005
                (1)
--------------------------------------------------------------------------------
    2.3         Share Exchange Agreement Amendment No. 2 dated December 30, 2005
                (2)
--------------------------------------------------------------------------------
    3.1         Form of Certificate of Incorporation of Ballistic Ventures, Inc.
                (3)
--------------------------------------------------------------------------------
    3.2         Certificate of Amendment to the Certificate of Incorporation (4)
--------------------------------------------------------------------------------
   10.1 Subscription agreement dated May 23, 2005 between River Capital Group, Inc. and the subscribers named therein (5)
--------------------------------------------------------------------------------
   10.2         Form of Note (5)
--------------------------------------------------------------------------------
   10.3         Form of Escrow Agreement (5)
--------------------------------------------------------------------------------
   10.4         Form of Security Agreement (5)
--------------------------------------------------------------------------------
   10.5         Form of Warrant (5)
--------------------------------------------------------------------------------
   10.6         Stock Option Plan adopted May 3, 2004 (6)
--------------------------------------------------------------------------------
   10.7 Release and Settlement Agreement by and between River Capital and Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP dated December 31, 2006. (7)
--------------------------------------------------------------------------------
   31.1         Rule 13a-14(a) Certification
--------------------------------------------------------------------------------
   32.1         Section 1350 Certification
--------------------------------------------------------------------------------

(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated December 30, 2005 and filed January 6, 2006.
(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K/A, dated December 30, 2005, filed February 9, 2006.
(3) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB filed February 11, 2000.
(4) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated June 5, 2004, filed June 7, 2004.
(5) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated May 31, 2005 filed June 7, 2005.
(6) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2004, originally filed April 22, 2005 and amended July 11, 2005.
(7) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated December 31, 2006, filed January 8, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the year ended December 31, 2006 the Company's principal accountant will bill $11,500 for the audit of the Company's annual financial statements included in the Company's Form 10-KSB filings. For the year ended December 31, 2006, the Company's principal accountant billed $4,680 for the review of financial statements included in the Company's Form 10-QSB filings.

For year ended December 31, 2005 principal accountant billed $11,000, for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB filings.

AUDIT -RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of the Company's financial statements outside of those fees disclosed above under "Audit Fees" for the years ended December 31, 2006 and 2005, respectively.

TAX FEES

For the years ended December 31, 2006 and 2005, the Company's principal accountant did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES

There were no other fees billed by the Company's principal accountants other than those disclosed above for the years ended December 31, 2006 and 2005.

PRE-APPROVAL POLICIES AND PROCEDURES

Prior to engaging the Company's accountants to perform a particular service, the Company's board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


April 2, 2007                        River Capital Group, Inc.


                                     /s/ HOWARD TAYLOR
                                     -------------------------------------------
                                     Howard Taylor
                                     Chief Executive Officer and Chief
                                     Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



               SIGNATURE                                 TITLE                                  DATE

                                         Chief Executive Officer (Principal
/s/ HOWARD TAYLOR                        Executive Officer), Chief Financial                April 2, 2007
------------------------------------     Officer (Principal Financial and
Howard Taylor                            Accounting Officer) and Director




/s/ RICHARD FREER                        Secretary                                          April 2, 2007
------------------------------------
Richard Freer


                            RIVER CAPITAL GROUP, INC.
                          INDEX TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006





                                                                        PAGE

Report of Independent Registered Public Accounting Firm                 F-2

Balance Sheets
   December 31, 2005 and 2006                                           F-3

Statements of Operations
   Years Ended December 31, 2005 and 2006                               F-4

Statements of Stockholders' Equity (Deficit)
   Years Ended December 31, 2005 and 2006                               F-5

Statements of Cash Flows
   Years Ended December 31, 2005 and 2006                               F-6

Notes to Financial Statements                                         F-7 - 11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
River Capital Group, Inc.

We have audited the accompanying consolidated balance sheets of River Capital Group, Inc. and subsidiary (the "Company"), a Florida corporation, as of December 31, 2006, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Capital Group, Inc. at December 31, 2006 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, respectively in conformity with U.S. generally accepted accounting principles.

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

De Meo, Young, McGrath, CPA


/s/ DE MEO, YOUNG, MCGRATH, CPA


Fort Lauderdale, Florida

April 2,2007

                    RIVER CAPITAL GROUP, INC. AND SUBSIDIARY
                                  Balance Sheet

                                                                            December 31, 2006
                                                                            ------------------

ASSETS

   Cash                                                                     $         263,803

   Other current assets                                                                 3,240
                                                                            ------------------
      Total current assets                                                            267,043
                                                                            ------------------

   Total assets                                                             $         267,043
                                                                            ==================


LIABILITIES AND STOCKHOLDERS' DEFICIT

   Accounts payable and accrued expenses                                    $          37,305
   Accounts payable to related parties                                                147,333
                                                                            ------------------

      Total current liabilities                                                       184,638
                                                                            ------------------

Stockholders' deficit:
   Common stock, $.001 par value, 50,000,000 shares
     authorized: 38,422,749 shares issued and outstanding                              38,422

   Additional paid-in capital                                                       2,373,273
   Retained deficit                                                                (2,329,290)
                                                                            ------------------

      Total stockholders' deficit                                                      82,405
                                                                            ------------------

   Total liablities and stockholders' deficit                               $         267,043
                                                                            ==================




   The accompanying notes are an integral part of these financial statements.

                    RIVER CAPITAL GROUP, INC. AND SUBSIDIARY
                            Statements of Operations
                 For the Years Ended December 31, 2006 and 2005

                                                   2006              2005
                                            -----------------   ----------------

Revenue                                     $              -    $             -
                                            -----------------   ----------------

      Total revenue                                        -                  -
                                            -----------------   ----------------

Expenses:
   Selling general and administrative                640,564            373,740
                                            -----------------   ----------------

      Total operating expenses                       640,564            373,740
                                            -----------------   ----------------

      Total operating loss                          (640,564)          (373,740)
                                            -----------------   ----------------

Other income (expense):
   Miscellaneous income                                    -                  -
   Interest income                                     2,073                  -
   Interest expense                                 (208,881)           (22,913)
                                            -----------------   ----------------
                                                    (206,808)           (22,913)
                                            -----------------   ----------------


Net loss                                    $       (847,372)   $      (396,653)
                                            =================   ================

Net loss per share - basic and diluted      $          (0.03)   $         (0.06)
                                            =================   ================

Weighted average shares outstanding               26,064,226          6,287,597
                                            =================   ================




   The accompanying notes are an integral part of these financial statements.

         RIVER CAPITAL GROUP, INC. AND SUBSIDIARY
       Statement of Changes in Stockholders' Deficit


                                                         Common Stock          Additional     Stock
                                                ---------------------------     paid-in    Subscription  Accumulated
                                                    Shares         Amount       capital     Receivable      Deficit          Total
                                                -------------  ------------  -------------  ----------  -------------  -------------
Balance, January 1, 2004                            5,836,455  $     5,836   $    606,451   $  (9,390)  $   (306,337)  $    296,560

Issuance of common stock                              270,000          270        134,730       9,390              -        144,390

Options issued for service                                  -            -         23,415           -              -         23,415

Issuance of common stock for services                  90,000           90        359,660           -              -        359,750

Net loss for the year ended December 31, 2004               -            -              -           -       (778,928)      (778,928)
                                                -------------  ------------  -------------  ----------  -------------  -------------
Balance, December 31, 2004                          6,196,455        6,196      1,124,256           -     (1,085,265)        45,187

Issuance of common stock for services                  50,000           50         89,900           -              -         89,950

Issuance of convertible notes                               -            -         23,280           -              -         23,280

Issuance of common stock for acquisition           19,135,820       19,136        130,864           -              -        150,000

Net loss for the year ended December 31, 2005               -            -              -           -       (396,653)      (396,653)
                                                -------------  ------------  -------------  ----------  --------------  ------------
Balance December 31, 2005                          25,382,275       25,382      1,368,300           -     (1,481,918)       (88,236)

Issuance of common stock for services               1,070,000        1,070        262,180           -              -        263,250

Restructuring of warrants associated with
  convertible notes                                         -            -        316,515           -              -        316,515

Conversion of convertible notes                    11,045,474       11,045        380,953           -              -        391,998

Exercise of warrants                                  925,000          925         45,325           -              -         46,250

Net loss for the year ended December 31, 2006               -            -              -           -       (847,372)      (847,372)
                                                -------------  ------------  -------------  ----------  -------------  -------------
Balance December 31, 2006                          38,422,749  $    38,422   $  2,373,273   $       -   $ (2,329,290)  $     82,405
                                                =============  ============  =============  ==========  =============  =============


   The accompanying notes are an integral part of these financial statements.

                    RIVER CAPITAL GROUP, INC. AND SUBSIDIARY
                            Statements of Cash Flows
                 For the Years Ended December 31, 2006 and 2005

                                                                              2006                 2005
                                                                       -----------------    ------------------
Cash flows from operating activities:
  Net loss                                                             $       (847,372)    $        (396,653)
                                                                       -----------------    ------------------
  Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
    Stock given for compensation                                                263,250                89,950
    Discount on convertible notes                                               211,733                13,580
    Changes in operating assets and liabilities:
      (Increase) decrease in due from related party                                   -                   963
      (Increase) decrease in other current asset                                  3,240                     -
      Increase (decrease) in accounts payable                                     2,261                22,599
      Increase (decrease) in accounts payable to related parties                 23,440                85,008
                                                                       -----------------    ------------------

      Total adjustments                                                         503,924               212,100
                                                                       -----------------    ------------------

      Net cash used by operations                                              (343,448)             (184,553)
                                                                       -----------------    ------------------

Cash flows from financing activities:
      Proceeds from warrant exercise                                             46,250                     -
      Proceeds from issuance of common stock                                          -               150,000
      Proceeds from convertible notes                                           300,000               200,000
                                                                       -----------------    ------------------

        Net cash provided by financing activities                               346,250               350,000
                                                                       -----------------    ------------------

          Net increase (decrease) in cash                                         2,802               165,447

          Cash at beginning of period                                           261,001                95,554
                                                                       -----------------    ------------------

          Cash at end of period                                        $        263,803     $         261,001
                                                                       =================    ==================

Supplemental disclosure of cash flow information:
      Cash paid during the period for:
        Interest                                                       $              -     $               -
                                                                       =================    ==================
        Income taxes                                                   $              -     $               -
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

On December 31, 2006 the Company entered into a mutual release and settlement agreement (the "Release and Settlement Agreement") with Longview Fund, LP, Longview Equity Fund, LP, Longview International Equity Fund, LP, (collectively, the "Noteholders"). Under the terms of the Release and Settlement Agreement, the Company agreed to issue to the Noteholders: (i) 11,045,474 shares of its $.001 par value common stock calculated at the rate of $0.05 per share, and (ii) an additional 925,000 shares of its $.001 par value common stock, also calculated at the rate of $0.05 per share as part of a warrant stock issuance.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of River Capital Group, Inc. and its wholly owned subsidiaries River Capital Holdings Limited and River Reinsurance Limited. All significant intercompany balances and transactions are eliminated in consolidation.

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

As of December 31, 2006, the Company had an accumulated deficit of $2,329,290. During the year ended December 31, 2006 the company suffered a loss of $847,372. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plan to alleviate this going concern issue is to raise capital and commence the business operations of the acquired insurance company. The Company's continued existence is dependent upon management funding operations and raising sufficient capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


4.       ACQUSITION OF RIVER CAPITAL HOLDINGS LIMITED

On December 30, 2005, the Company and River Capital Holdings Limited, a Barbados corporation ("River Holdings") reached a share exchange agreement pursuant to which River Holdings transferred 100% of the capital stock of River Holdings in exchange for 19,135,820 shares of common stock, $0.001 par value per share, of the Company. Due to the amount of shares issued, upon completion of the Share Exchange, River Holdings and its shareholders had voting control of River Group.


5.       DUE TO RELATED PARTY

Companies owned by two directors received management and administrative fees totaling $202,000 and $119,000 for the years ended December 31, 2006 and 2005, respectively. An additional $35,082 and $81,273 was received as reimbursement of direct out of pocket travel and other expenses for the years ended December 31, 2006 and 2005, respectively. A total of $147,333 was due to one of these companies as of December 31, 2006. These services were provided for fees that could be obtained from unrelated parties for the same amounts.


6.       CONVERTIBLE NOTES AND WARRANTS

On May 23, 2005, the Company entered into a Subscription Agreement with several accredited investors (the "Subscribers") pursuant to which the Company agreed to sell, and the Subscribers agreed to purchase in the aggregate, up to $200,000 principal amount of convertible notes and five-year warrants to purchase 400,000 shares of common stock at $0.75 per share. A total of $23,280 was ascribed to the warrants, valued at estimated fair market value at the date of the warrants' issuance. On May 31, 2006 a modification to the agreement was entered into whereby the due date of the notes was extended to May 23, 2007 and the five-year warrants were repriced at $0.35 per share. The repricing resulted in a further discount to the notes of $142,206 (the ascribed value of the warrants valued at estimated fair market value of the Company's common stock at the date of the warrants repricing). On June 30, 2006, the Company issued an additional $300,000 principal amount of convertible notes and five-year warrants to purchase 525,000 shares of common stock at $0.35 per share. In connection with this transaction, 20,000 shares of the Company's common stock were issued in payment of legal services rendered. A total of $174,309 was ascribed to the warrants, valued at estimated fair market value at the date of the warrants issuance. The resulting discount to all of the convertible notes would have been amortized to interest expense over the remaining life of the convertible notes. Amortization of the discount amounted to $211,733 for the year ended December 31, 2006.

The convertible notes were secured by a security interest in all of the assets of River Capital. The convertible notes included the following terms:

            Interest  at the  greater of (i) the prime rate plus 4% per annum or
            (ii) 10%, payable quarterly beginning August 1, 2005;

            Term of one year, but the note could prepaid at 110% of the principal if an insurance license were been granted to River Reinsurance Limited and River Reinsurance Limited had become a subsidiary of the Company;

            Convertible at any time by the holders into shares of River Capital common stock at a price equal to $0.50; and

            Anti-dilution protections. The Company had granted a one-time demand registration right to register the resale of the shares issuable upon conversion of the notes and the shares issuable upon exercise of the warrants.

On December 31, 2006, the Company entered into the Release and Settlement Agreement with Longview Fund, LP, Longview Equity Fund, LP, and Longview International Equity Fund, LP, (collectively, the "Noteholders". Under the terms of the Release and Settlement Agreement, the Company issued to the Noteholders:
(i) 11,045,474 shares of its $.001 par value common stock calculated at the rate of $0.05 per share, and (ii) an additional 925,000 shares of its $.001 par value common stock, also calculated at the rate of $0.05 per share as part of a warrant stock issuance, in exchange for forgiveness of the entire amount owing under the convertible notes.


7.       STOCKHOLDERS' EQUITY

On May 9, 2006, the Company issued 1,000,000 shares of its common stock as compensation for consulting services. A charge of $250,000 was recorded for the year ended December 31, 2006, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

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

In May 2004, the stockholders of the Company adopted a Stock Option Plan (the "Plan"). Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company's common stock at the date of grant. Options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 3,842,275 shares of common stock for the Plan. This number automatically shall be adjusted annually at the beginning of the Company's fiscal year to a number equal to 10% of the number of shares of the Company issued and outstanding at the end of the Company's last completed fiscal year. As of December 31, 2005, options to purchase 275,000 shares at a price of $2.00 per share had been granted pursuant to the Plan. The options are exercisable through February 5, 2009. The options are exercisable through February 5, 2009. As part of this plan the Company issued 25,000 options to a consultant. On November 1, 2005, the Company issued 350,000 options at $0.50, which options were fully vested and expire on October 31, 2007. There were no options issued in 2006. As of December 31, 2006, there are 625,000 options outstanding under the Plan.

For 2006 transactions, the Company accounts for options issued according to FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. There were no options issued in 2006.

Prior to 2006, the Company accounted for its employee stock option plans under the intrinsic value method, in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation expense related to the granting of employee stock options is recorded over the vesting period only if, on the date of grant, the fair value of the underlying stock exceeds the option's exercise price.

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

                                                                Year ended        Year ended
                                                                December 31,      December 31,
                                                                2006              2005
        Net (loss):
        As reported                                             $ (847,372)       $ (396,653)
        Stock-based employee compensation expense related
        to stock options determined under fair value
        method                                                           -                 -
        Amounts charged to expense                                       -                 -
                                                                -----------       -----------

        Pro forma according to SFAS 123                         $ (847,372)       $ (396,653)
                                                                ===========       ===========
        Net income applicable to common Stockholder per share:
        As reported                                             $    (0.03)       $    (0.06)
                                                                ===========       ===========
        Pro forma according to SFAS 123                         $    (0.03)       $    (0.06)
                                                                ===========       ===========

8.       INCOME TAXES

The Company had available at December 31, 2006 net operating loss carryforwards for federal and state tax purposes of approximately $1,500,000, which could be applied against taxable income in subsequent years through 2026. The deferred tax asset for net operating losses was approximately $555,700 and $408,385 as of December 31, 2005 and 2004, respectively, and a full valuation allowance was recorded since realization is uncertain.

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

Reconciliation of the differences between income taxes computed at the federal and state statutory tax rates and the provision for income taxes for the years ended December 31, 2005 and 2004 are approximately as follows:

                                                              Year                  Year
                                                              ended                 ended
                                                           December 31           December 31
                                                              2006                  2005
                                                              ----                  ----
Income tax loss at federal statutory tax rate                  -34.00%                -34.00%
State tax, net of federal benefit                               -3.63%                 -3.63%
Valuation allowance                                             37.63%                 37.63%
                                                        ----------------------------------------
Provision for taxes                                           -                    -
                                                        ========================================

The Company's deferred tax assets are as follows:

                                                                  December 31      December 31
                                                                     2006              2005
                                                                     ----              ----
Net Operating Loss                                             $     792,000    $    555,700
Valuation allowance                                                 (792,000)       (555,700)
                                                               -------------------------------

Net deferred tax assets                                        $           -    $          -
                                                               ===============================


9. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.