Form 10QSB
period 2007-03-31
RIVER CAPITAL GROUP, INC.
filed 2007-05-15
CIK 1104594

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to ______

                         Commission file number 0-29463

                            RIVER CAPITAL GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

             DELAWARE                                51-0392750
  (State or other jurisdiction of         (IRS Employer Identification No.)
  incorporation or organization)

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

Number of shares outstanding of the registrant's class of common stock as of May 10, 2007 was 38,552,749

Transitional Small Business Disclosure Format (check one):    Yes [ ] No [X]

                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEX TO FINANCIAL STATEMENTS

Balance Sheet at March 31, 2007 (unaudited)                                  3

Statements of Operations for the Three Months ended March 31, 2007
and 2006 (unaudited)                                                         4

Statements of Cash Flows for the Three Months ended March 31, 2007
and 2006 (unaudited)                                                         5

Selected Notes to the Financial Statements (unaudited)                       6

Item 2. Management's Discussion and Analysis or Plan of Operation            9

Item 3. Controls and Procedures                                             11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         11

Item 3. Defaults Upon Senior Securities                                     11

Item 4. Submission of Matters to a Vote of Security Holders                 11

Item 5. Other Information                                                   11

Item 6. Exhibits                                                            12

SIGNATURES                                                                  13

                    RIVER CAPITAL GROUP, INC. AND SUBSIDIARY
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                 MARCH 31, 2007
                                                               -----------------

ASSETS

   Cash                                                        $        199,605
   Other current assets                                                   3,240
                                                               -----------------

      Total current assets                                              202,845
                                                               -----------------

   Total assets                                                $        202,845
                                                               =================


LIABILITIES AND STOCKHOLDERS' DEFICIT

   Accounts payable and accrued expenses                                 32,547
   Accounts payable to related parties                                  176,245
                                                               -----------------

      Total current liabilities                                         208,792
                                                               -----------------

Stockholders' deficit:
   Common stock, $.001 par value, 50,000,000 shares
      authorized: 38,552,749 shares issued and outstanding               38,552

   Additional paid-in capital                                         2,397,193
   Retained deficit
                                                                     (2,441,692)
                                                               -----------------

      Total stockholders' deficit
                                                                         (5,947)
                                                               -----------------

   Total liablities and stockholders' deficit                  $        202,845
                                                               =================



   The accompanying notes are an integral part of these financial statements.

                    RIVER CAPITAL GROUP, INC. AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              For the three       For the three
                                              months ended        months ended
                                                March 31,           March 31,
                                                  2007                2006
                                            ----------------    ----------------

Revenue                                     $             -     $             -
                                            ----------------    ----------------

      Total revenue                                       -                   -
                                            ----------------    ----------------

Expenses:
   Selling general and administrative               112,500             133,302
                                            ----------------    ----------------

      Total operating expenses                      112,500             133,302
                                            ----------------    ----------------

      Total operating loss                         (112,500)           (133,302)
                                            ----------------    ----------------

Other income (expense):
   Interest income                                       98                   -
   Interest expense                                       -              (9,820)
                                            ----------------    ----------------
                                                         98              (9,820)
                                            ----------------    ----------------


Net loss                                    $      (112,402)    $      (143,122)
                                            ================    ================

Net loss per share - basic and diluted      $         (0.00)    $         (0.01)
                                            ================    ================

Weighted average shares outstanding              38,444,659          25,401,095
                                            ================    ================






   The accompanying notes are an integral part of these financial statements.

                    RIVER CAPITAL GROUP, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         For the Three         For the Three
                                                                          Months Ended          Months Ended
                                                                           March 31,             March 31,
                                                                             2007                  2006
                                                                       -----------------    ------------------

Cash flows from operating activities:
   Net loss                                                            $       (112,402)    $        (143,122)
                                                                       -----------------    ------------------
   Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
      Stock given for compensation                                               24,050                 6,250
      Discount on convertible notes                                                   -                 5,841
      Changes in operating assets and liabilities:
         (Increase) decrease in due from related party                                -                     -
         Increase (decrease) in accounts payable                                      -                69,597
         Increase (decrease) in accounts payable to related parties                   -                (1,254)
                                                                       -----------------    ------------------

         Total adjustments                                                       24,050                80,434
                                                                       -----------------    ------------------

         Net cash used by operations                                            (88,352)              (62,688)
                                                                       -----------------    ------------------

            Net increase (decrease) in cash                                     (88,352)              (62,688)

            Cash at beginning of period                                               -               261,001
                                                                       -----------------    ------------------

            Cash at end of period                                      $        (88,352)    $         198,313
                                                                       =================    ==================

Supplemental disclosure of cash flow information:                              (287,957)
         Cash paid during the period for:
            Interest                                                   $              -     $               -
                                                                       =================    ==================
            Income taxes                                               $              -     $               -
                                                                       =================    ==================


   The accompanying notes are an integral part of these financial statements.

                    RIVER CAPITAL GROUP, INC. AND SUBSIDIARY
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2007

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of all liabilities in the normal course of business.

As of March 31, 2007, the Company had an accumulated deficit of $2,441,692. During the three months ended March 31, 2007 the company suffered a net loss of $112,402. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plan to alleviate this going concern issue is to raise capital and commence the business operations of the acquired insurance company. The Company's continued existence is dependent upon management funding operations and raising sufficient capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - DUE TO RELATED PARTY

A Company owned by Howard Taylor, an officer and director of the Company, received management and administrative fees totaling $60,000 and $40,000 for the three months ended March 31, 2007 and 2006, respectively. An additional $1,891 and $21,217 was received as reimbursement of direct out of pocket travel and other expenses for the three months ended March 31, 2007 and 2006, respectively. A total of $176,245 was due to this company as of March 31, 2007. These services were provided for fees that could be obtained from unrelated parties for the same amounts.

NOTE 4 - STOCKHOLDERS' EQUITY

During the three months ended March 31, 2007, the Company issued 130,000 shares of its common stock as compensation for consulting services. A charge of $24,050 was recorded for the three months ended March

31, 2007, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

In May 2004, the stockholders of the Company adopted a Stock Option Plan (the "Plan"). Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company's common stock at the date of grant. Options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 3,842,275 shares of common stock for the Plan. This number automatically shall be adjusted annually at the beginning of the Company's fiscal year to a number equal to 10% of the number of shares of the Company issued and outstanding at the end of the Company's last completed fiscal year. As of December 31, 2005, options to purchase 275,000 shares at a price of $2.00 per share had been granted pursuant to the Plan. The options are exercisable through February 5, 2009. On November 1, 2005, the Company issued 350,000 options at $0.50, which options were fully vested and expire on October 31, 2007. There were no options issued in 2006. As of March 31, 2007, there are 625,000 options outstanding under the Plan.

For 2006 and 2007 transactions, the Company accounts for options issued according to FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. There were no options issued in 2006 and 2007.

NOTE 5 - INCOME TAXES

The Company had available at March 31, 2007 net operating loss carryforwards for federal and state tax purposes of approximately $2,400,000, which could be applied against taxable income in subsequent years through 2026. The deferred tax asset for net operating losses was approximately $555,700 as of March 31, 2007 and a full valuation allowance was recorded since realization is uncertain.

Reconciliation of the differences between income taxes computed at the federal and state statutory tax rates and the provision for income taxes for the three months ended March 31, 2007 and 2006 are approximately as follows:

                                                       Three Months ended     Three Months ended
                                                           March 31, 2007         March 31, 2006
   Income tax loss at federal statutory tax rate                  -34.00%                -34.00%
   State tax, net of federal benefit                               -3.63%                 -3.63%
   Valuation allowance                                             37.63%                 37.63%
                                                                 --------               --------
   Provision for taxes                                                  -                      -
                                                                 ========               ========

The Company's deferred tax assets are as follows:

                                                                March 31,
                                                                  2007
   Net Operating Loss                                          $  840,000
   Valuation allowance                                           (840,000)
                                                               -----------
   Net deferred tax assets                                     $        -
                                                               ===========

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

The Company has incurred a cumulative net loss of $2,441,692 for the period from inception to March 31, 2007. At March 31, 2007, the Company had a working capital deficit of $5,947. The Company has yet to receive revenues from its reinsurance business. The Company has neither a history of earnings nor has it paid dividends. The Company is unlikely to realize earnings or pay dividends in the immediate or foreseeable future. There is no assurance that the Company's operations, once commenced, will be profitable. The Company may not be able to obtain additional funds needed for working capital and operations.

The following discussion provides information with respect to the Company's results of operations, liquidity, and capital resources on a comparative basis for the three months ended March 31, 2007 and 2006, respectively, and should be read in conjunction with the Financial Statements and related notes appearing elsewhere in this report.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

RESULTS OF OPERATIONS

Operational expenses during the three months ended March 31, 2007 and 2006 of $112,500 and $133,302, respectively, consisted primarily of reasonable expenses incurred to effect the management of River Holdings and professional fees necessary to complete certain corporate filings with the United States Securities and Exchange Commission. For the three months ended March 31, 2007 and 2006, operational expenses included professional fees of $15,728 and $39,588, respectively. For the three months ended March 31, 2007 and 2006, operational expenses included charges of $60,000 and $80,767, respectively, for reasonable expenses incurred to effect the management of River Holdings and non-cash charges of $24,050 and $6,250, respectively, relating to the issuance of certain stock and stock options. Interest expense in connection with the $200,000 principal amount of convertible notes and five-year warrants to purchase

400,000 shares of common stock at $0.75 per share amounted to $9,820 for the three months ended March 31, 2006. Accordingly, the Company incurred net losses of $112,402 and $143,122 for the three months ended March 31, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, the Company had a working capital deficit of $5,947, as compared to working capital of $82,405 at December 31, 2006. Net cash used in operating activities was $64,198 for the three months ended March 31, 2007, as compared to $62,688 for the three months ended March 31, 2006. The primary use of cash from operations during the quarter ended March 31, 2007 was to fund operations relating to the business transaction with its wholly owned subsidiary River Capital Holdings Limited ("River Holdings") and River Reinsurance Limited, a wholly owned subsidiary of River Holdings. The Company's present intentions are to sell debt or equity securities to cover its operating expenses. There is no guarantee the Company can raise additional funds in the future.

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

The Company accounts for income taxes in accordance with SFAS No.109. The Company has provided a full valuation allowance against the assets.

The Company accounts for option issues according to FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees beginning January 1, 2006. During the three months ended March 31, 2007, the Company did not issue any employee stock options nor did any employee stock options vest.

OFF-BALANCE SHEET ARRANGEMENTS.

The Company had no off-balance sheet arrangements as of March 31, 2007.


ITEM 3.  CONTROLS AND PROCEDURES.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2007 (the "Evaluation Date"). Such evaluation was conducted under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon such evaluation, the Company's CEO and CFO have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 16, 2007, the Company issued 130,000 shares of its common stock to Armadillo Ltd., a Bermuda company, as compensation for actuarial consulting services. A charge of $24,050 was recorded for the three months ended March 31, 2007, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.


--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                            EXHIBIT
--------------------------------------------------------------------------------
    3.1        Certificate of Incorporation (1)
--------------------------------------------------------------------------------
    3.2        Certificate of Amendment to the Certificate of Incorporation (2)
--------------------------------------------------------------------------------
    3.3        Bylaws (3)
--------------------------------------------------------------------------------
   10.1        Modification and Amendment Agreement dated June 30, 2006 (3)
--------------------------------------------------------------------------------
   31.1        Rule 13a-14(a) Certification
--------------------------------------------------------------------------------
   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

(1) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB filed on February 11, 2000.
(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated June 5, 2004 and filed on June 7, 2004.
(3) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated May 31, 2005 and filed July 7, 2006.
(4) Incorporated by reference to the exhibits to the registrant's Form 10-QSB for September 30, 2006 filed on November 14, 2006.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RIVER CAPITAL GROUP, INC.

Date:  May 15, 2007                       By: /s/ HOWARD TAYLOR
                                             -----------------------------------
                                             Howard Taylor President
                                             (Chief Executive Officer and Chief
                                             Financial Officer)