Form 10QSB
period 2007-06-30
RIVER CAPITAL GROUP, INC.
filed 2007-08-14
CIK 1104594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to ______

Commission file number 0-29463

RIVER CAPITAL GROUP, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	51-0392750
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

SUITE 312, 7 REID STREET, HAMILTON BERMUDA HM11
(Address of principal executive offices)

441-296-6006
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares outstanding of the registrant’s class of common stock as of August 8, 2007 was 38,552,749

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

River Capital Group, Inc. and Subsidiary
Balance Sheet
(Unaudited)

June 30, 2007

ASSETS
Cash	$146,036
Other current assets	28,290

Total current assets	174,326

Total assets	$174,326

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$42,714
Accounts payable to related parties	245,518

Total current liabilities	288,232

Stockholders’ deficit:
Common stock, $.001 par value, 50,000,000 shares authorized: 38,552,749 shares issued and outstanding	38,552
Additional paid-in capital	2,397,193
Retained deficit	(2,549,651)

Total stockholders’ deficit	(113,906)

Total liablities and stockholders’ deficit	$174,326

The accompanying notes are an integral part of these financial statements.

River Capital Group, Inc. and Subsidiary
Statements of Operations
(Unaudited)

	For the six months ended June 30, 2007	For the six months ended June 30, 2006

Revenue	$—	$—

Total revenue	—	—

Expenses:
Selling general and administrative	222,177	434,852

Total operating expenses	222,177	434,852

Total operating loss	(222,177)	(434,852)

Other income (expense):
Interest income	2,138	—
Interest expense	(322)	(29,550)

	1,816	(29,550)

Net loss	$(220,361)	$(464,402)

Net loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding	38,499,305	25,693,108

The accompanying notes are an integral part of these financial statements.

River Capital Group, Inc. and Subsidiary
Statements of Operations
(Unaudited)

	For the three months ended June 30, 2007	For the three months ended June 30, 2006

Revenue	$—	$—

Total revenue	—	—

Expenses:
Selling general and administrative	109,677	301,550

Total operating expenses	109,677	301,550

Total operating loss	(109,677)	(301,550)

Other income (expense):
Interest income	2,040	—
Interest expense	—	(19,730)

	2,040	(19,730)

Net loss	$(107,637)	$(321,280)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding	38,552,749	25,985,053

The accompanying notes are an integral part of these financial statements.

River Capital Group, Inc. and Subsidiary
Statements of Cash Flows
(Unaudited)

	For the six months ended June 30, 2007	For the six months ended June 30, 2006

Cash flows from operating activities:
Net loss	$(220,361)	$(464,402)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock given for compensation	24,050	256,250
Discount on convertible notes	—	21,550
Changes in operating assets and liabilities:
(Increase) decrease in other current assets	(25,050)	—
Increase (decrease) in accounts payable	5,409	48,819
Increase (decrease) in accounts payable to related parties	98,185	11,107

Total adjustments	102,594	337,726

Net cash used by operations	(117,767)	(126,676)

Cash flows from financing activities:
Proceeds from convertible notes	—	300,000

Net cash provided by financing activities	$—	$300,000

Net increase (decrease) in cash	(117,767)	173,324
Cash at beginning of period	263,803	261,001

Cash at end of period	$146,036	$434,325

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—

Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

RIVER CAPITAL GROUP, INC. AND SUBSIDIARY
SELECTED NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2007

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

Significant Accounting Policies

          In preparing our unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the significant accounting policies described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006. During the six months ended June 30, 2007, we updated our significant accounting policies as follows:

    Income Taxes

          Effective January 1, 2007, we adopted Financial Accounting Standard Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” or “FIN 48,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” or “SFAS No. 109.” We utilize a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of all liabilities in the normal course of business.

As of June 30, 2007, the Company had an accumulated deficit of $2,549,651.  During the six months ended June 30, 2007 the company suffered a net loss of $220,361.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Until August 3, 2007 management’s plan to alleviate this going concern issue was to raise capital and commence the business operations of the acquired insurance company.  The Company’s continued existence is dependent upon management funding operations and raising sufficient capital.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty. On August 3, 2007, the Company entered into a series of agreements which, if consummated, will result in the Company acquiring certain oil and gas leasehold interests and related assets, following which the Company would be engaged in the business of exploration and development of such properties.  In addition, the Company will be obligated to divest its acquired insurance company. See Note 7.

NOTE 3 - DUE TO RELATED PARTY

A Company owned by Howard Taylor, an officer and director of the Company, received management and administrative fees totaling $120,000 and $65,000 for the six months ended June 30, 2007 and 2006, respectively. An additional $1,891 and $18,945 was received as reimbursement of direct out of pocket travel and other expenses for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007 a total of $222,333 was outstanding and due to Concorde Capital Limited.

We paid Cognate Engineering Services Inc., a company 100% owned by our director William Dickie, management and administrative fees totaling of $0 and $4,000 for the six months ended June 30, 2007 and 2006, respectively.  As of June 30, 2007 a total of $13,035 was outstanding and due to Cognate Engineering Services Inc.

We paid Richard Freer, an officer, management and administrative fees totaling of $9,492 and $19,874 for the six months ended June 30, 2007 and 2006, respectively.  As of June 30, 2007 a total of $9,750 was outstanding and due to Richard Freer.

NOTE 4 - STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2007, the Company issued 130,000 shares of its common stock as compensation for consulting services. A charge of $24,050 was recorded for the six months ended June 30, 2007, valued at fair market value, in connection with this transaction.  The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

In May 2004, the stockholders of the Company adopted a Stock Option Plan (the “Plan”).  Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company’s common stock at the date of grant.  Options may be granted to key employees and other persons who contribute to the success of the Company.  The Company has reserved 3,842,275 shares of common stock for the Plan. This number automatically shall be adjusted annually at the beginning of the Company’s fiscal year to a number equal to 10% of the number of shares of the Company issued and outstanding at the end of the Company’s last completed fiscal year.  As of December 31, 2005, options to purchase 275,000 shares at a price of $2.00 per share had been granted pursuant to the Plan. The options are exercisable through February 5, 2009.  On November 1, 2005, the Company issued 350,000 options at $0.50, which options were fully vested and expire on October 31, 2007. There were no options issued in 2006. On June 13, 2007 all of the options issued pursuant to this plan were cancelled. As of June 30, 2007, there are no options outstanding under the Plan.

For 2006 and 2007 transactions, the Company accounts for options issued according to FASB Statement No. 123R,  “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”).  FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  There were no options issued in 2006 and 2007.

NOTE 5 - INCOME TAXES

The Company had available at June 30, 2007 net operating loss carryforwards for federal and state tax purposes of approximately $2,550,000, which could be applied against taxable income in subsequent years through 2026. The deferred tax asset for net operating losses was approximately $943,500 as of June 30, 2007 and a full valuation allowance was recorded since realization is uncertain.

Reconciliation of the differences between income taxes computed at the federal and state statutory tax rates and the provision for income taxes for the six months ended June 30, 2007 and 2006 are approximately as follows:

	Six Months ended June 30, 2007	Six Months ended June 30, 2006

Income tax loss at federal statutory tax rate	-34.00%	-34.00%
State tax, net of federal benefit	-3.63%	-3.63%
Valuation allowance	37.63%	37.63%

Provision for taxes	—	—

The Company’s deferred tax assets are as follows:

June 30, 2007

Net Operating Loss	$943,500
Valuation allowance	(943,500)

Net deferred tax assets	$—

NOTE 6 - COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations, or liquidity.

NOTE 7 – SUBSEQUENT EVENTS

          On August 3, 2007, the the Company and The Longview Fund, L.P. (“Longview”), the beneficial owner, together with an affiliated fund, of approximately 66.6% of the Company’s Common Stock (as defined below), entered into a Securities Exchange and Additional Note Purchase Agreement (the “Exchange Agreement”).  The Company’s entry into the Exchange Agreement was unanimously approved by the Company’s directors, none of whom is affiliated with, a designee of, or appointed by Longview or by Viking Asset Management, LLC (“Viking”), Longview’s investment advisor.

          Pursuant to and subject to the conditions of the Exchange Agreement, the Company has agreed to acquire all of the issued and outstanding equity and debt securities of Sonterra Resources, Inc. (“Sonterra”) in exchange for securities of the Company, as described below.  Sonterra is presently wholly owned by Longview, which also owns all of the outstanding debt securities of Sonterra.  On August 3, 2007, Sonterra completed the acquisition (the “Cinco Acquisition”) of certain oil and gas assets from Cinco Natural Resources Corporation (“Cinco”) and entered into a definitive purchase and sale agreement to acquire certain oil and gas assets (the “Flash Acquisition”) from Flash Gas & Oil Southwest, Inc. (“Flash”).  Upon consummation of the transactions contemplated by the Exchange Agreement the Company will, indirectly through Sonterra, own the properties acquired by Sonterra from Cinco and, if the Flash Acquisition is consummated, from Flash, and will be engaged, indirectly through Sonterra, in operating and developing such oil and gas properties.

          To finance the Cinco Acquisition by Sonterra, Sonterra entered into a Securities Purchase Agreement with Longview (as amended and restated on August 3, 2007, the “Sonterra SPA”), pursuant to which Longview purchased 333 shares of Sonterra’s common stock (“Sonterra Common Stock”), a promissory note of Sonterra in the principal amount of $5,990,010 (the “Sonterra Equity Note”) and a warrant to purchase 50 shares of Sonterra common stock (the “Sonterra Warrant”).  Subject to certain conditions in the Sonterra SPA, Longview has also agreed to purchase an additional promissory note of Sonterra in the principal amount of $2,000,000 (any such note, if issued, the “Sonterra Non-Equity Note”) to finance the Flash Acquisition.  Subject to the conditions in the Exchange Agreement, at the closing of the Exchange Agreement (the “Exchange”), Longview will exchange its 333 shares of Sonterra Common Stock, the Sonterra Warrant and the Sonterra Equity Note for (i) 218,465,578 shares (subject to adjustment as described below) of common stock of the Company, par value $0.001 per share (the “Common Stock”) (such shares being the “New RCGI Common Shares”) and (ii) a warrant to purchase 49,586,777 shares (also subject to adjustment as described below) of the Company’s Common Stock (the “RCGI Warrant”).  As provided in a Letter of Intent dated July 9, 2007 between the Company and Longview (the “LoI”), the New RCGI Common Shares are intended to constitute 85% of the outstanding Common Stock immediately after consummation of the Exchange.  In addition, Longview will exchange any Sonterra Non-Equity Note for a senior secured note of the Company (the “Initial RCGI Note”) having an equal principal amount as the Sonterra Non-Equity Note.  The Sonterra Warrant, the Sonterra Equity Note and any Sonterra Non-Equity Note issued by Sonterra will be cancelled upon consummation of the Exchange.

          The RCGI Warrant will have a term of 5 years and will have an Exercise Price equal to 110% of the quotient obtained by dividing $6,000,000 by the number of New RCGI Common Shares issued to Longview in the Exchange.  The RCGI Warrant will be exercisable into a number of shares of Common Stock equal to the quotient obtained by dividing $1,500,000 by the Exercise Price.  The Company’s authorized Common Stock consists of 50,000,000 shares, and the number of New RCGI Common Shares to be issued in the Exchange and the number of shares of Common Stock to be issuable upon exercise of the RCGI Warrant will each be adjusted to reflect a reverse stock split to be effected by the Company prior to the Exchange, as described below.

          Upon consummation of the Exchange (i) Sonterra will become a wholly-owned subsidiary of the Company, (ii) Longview’s and its affiliated fund’s beneficial ownership of the Company’s Common Stock, including the shares of Common Stock underlying the RCGI Warrant, will increase to approximately 90% and (iii) the Company will be indebted to Longview in an amount equal to the aggregate principal amount (if any) of the Initial RCGI Note.

          The Exchange Agreement also provides that the Company will have the right, subject to various conditions, to require Longview to purchase additional senior secured notes in principal amounts that, together with the Initial RCGI Note, may not exceed $10,000,000 in the aggregate (the Initial RCGI Note and such additional notes being, together, the “RCGI Notes”) or $2,000,000 in any fiscal quarter.  The Company’s right to require Longview to purchase additional RCGI Notes will be subject, among other conditions, to the Company being in compliance with its ongoing obligations under the Exchange Agreement and the covenants to be set forth in the RCGI Notes.  The RCGI Notes will mature on August 31, 2010 and will bear interest at a rate per annum equal to the 3-month LIBOR Rate, as in effect from time to time, plus 8.25%.  Proceeds of the issuance of RCGI Notes may be used by the Company for working capital.  Under the Exchange Agreement and the RCGI Notes, the Company will be subject to certain covenants, including restrictions on incurring additional indebtedness, issuing equity securities, granting or incurring liens, transactions with affiliates and entering into mergers, consolidations and sales of assets.  The RCGI Notes will also require that the Company comply with certain financial covenants, including (i) receipt of specified minimum revenues per fiscal quarter from the sale of hydrocarbons and provision of related services, (ii) maintenance of specified levels of proved oil and gas reserves, and (iii) maintenance of specified ratios of proved oil and gas reserves to the aggregate outstanding principal amount of RCGI Notes.  A breach of these covenants would obligate the Company to repay a portion of the principal amount of the RCGI Notes prior to the scheduled maturity date of such notes.  The Exchange Agreement also provides that from the date of the Exchange until the later of the second anniversary of the Exchange and 60 days after the date on which no RCGI Notes remain outstanding, Longview will have the right to purchase up to 50% of all debt, equity and/or equity-linked financings of the Company, subject to customary exceptions.

          The Sonterra Non-Equity Note is, and any Sonterra Non-Equity Note will be, secured by a security interest in all of the assets of Sonterra, including a mortgage of the oil and gas interests acquired in the Cinco Acquisition, and the security interest and mortgage will be extended to the properties and assets to be acquired from Flash upon the closing of the Flash Acquisition.  The RCGI Notes will be secured by a first-priority blanket lien on all assets of the Company and its subsidiaries, including Sonterra, and by a pledge of the shares of all of the Company’s subsidiaries after the closing of the Exchange, including Sonterra, but excluding the shares of River Capital Holdings Limited (“River Holdings”) and its subsidiary River Reinsurance Limited (together with River Holdings, the “Insurance Subsidiaries”) and the assets of the Insurance Subsidiaries.  To grant this lien, at the closing of the Exchange, the Company will execute a joinder agreement pursuant to which the Company will become a party to the existing security agreement, as amended, between Viking, as collateral agent (the “Collateral Agent”) and Sonterra.  The Company will also enter into a Pledge Agreement with the Collateral Agent, pursuant to which it will pledge the Sonterra Common Stock and the shares of any other subsidiaries (excluding the Insurance Subsidiaries) and will pledge its U.S. bank accounts to the Collateral Agent pursuant to one or more Deposit Account Control Agreements to be entered into among Sonterra, the Company, the Collateral Agent and the depositary banks.  In addition, the Company will guaranty all of Sonterra’s obligations to Longview and Sonterra will guaranty all of the Company’s obligations to Longview.  The Exchange Agreement also requires that the Company divest the Insurance Subsidiaries as soon as practicable after the Exchange.

          The Exchange Agreement also provides that the Company will enter into an employment agreement with each of Michael J. Pawelek, Wayne A. Psencik and Sherry L. Spurlock (the “Principals”), who are currently the executive officers of Sonterra.  Under the employment agreements, Messrs. Pawelek and Psencik and Ms.  Spurlock will be employed as Chief Executive Officer, Vice President-Operations and  Chief Financial Officer of the Company, respectively,  at initial salaries of $200,000, $180,000 and $120,000, respectively.  Each such employment agreement will have an initial term of two years and will thereafter be automatically renewed for additional terms of one year each unless the Company or the relevant Principal elects not to renew the agreement on at least 90 days notice to the other party to the agreement.  The Company has also agreed to adopt a new stock option plan (the “2007 Option Plan”) pursuant to which the Principals will receive options to acquire a total of 51,403,665 shares of Common Stock (subject to adjustment for the reverse stock split to be effected by the Company), representing 20% of the Common Stock to be outstanding after the Exchange, as provided in the LoI.  One-third of the options under the 2007 Stock Option Plan will be allocated to each Principal.  One-third of the options will have an exercise price equal to the fair value of the Common Stock on the date of closing of the Exchange, but not less than the exercise price of the RCGI Warrant (the “Initial Exercise Price”), one-third will have an exercise price equal to 130% of the Initial Exercise Price, and one-third will have an exercise price equal to 150% of the Initial Exercise Price.  Each of the options will vest and become exercisable in three equal installments on each of the first three anniversaries of the closing of the Exchange.

          The New RCGI Common Shares issued to Longview and the Common Stock reserved for issuance upon exercise of the RCGI Warrant and options under the 2007 Option Plan amount to substantially more shares than the 50,000,000 shares of Common Stock presently authorized under the Company’s Certificate of Incorporation, as amended (the “RCGI Charter”).  Subject to stockholder approval, the Exchange Agreement provides that the Company will amend the RCGI Charter to effect a reverse stock split to enable the Company to validly issue the New RCGI Common Shares and the Common Stock issuable under the RCGI Warrant and the 2007 Option Plan.  The reverse stock split will be effected at a ratio of between 1 for 5 to 1 for 20, with the exact ratio to be determined by the Company’s board of directors, subject to approval by Longview.  Cash in lieu of fractional shares will not be paid and fractional shares will not be issued in the reverse stock split.  Instead, all fractional shares resulting from the reverse stock split will be rounded up to the next whole share.  It is expected that the amendment to the RCGI Charter effecting the reverse stock split will be approved by written consent of Longview and its affiliate, which currently own, in the aggregate, approximately 66.6% of the outstanding Common Stock, and one or more additional significant stockholders of the Company without convening a meeting of stockholders of the Company.  It is also expected that the RCGI Charter will be amended to change the Company’s name to “Sonterra Resources, Inc.,” and that, upon consummation of the Exchange, additional persons (who may include one or more of the Principals) will be appointed to the Company’s board of directors and that such additional board members will constitute a majority of the board. Under the rules of the Securities and Exchange Commission, prior to the effectiveness of the actions to be effected by majority stockholder consent and the appointment of the new directors, the Company is required to distribute an information statement to holders of Common Stock with respect to these matters.

          In addition, the Company and Longview will enter into a registration rights agreement which will require the Company to file within 30 days of the Exchange a registration statement to register the shares of Common Stock underlying the RCGI Warrant.  The registration statement would be required to become effective within 120 days of the Exchange.  Longview will also have piggyback and demand registration rights with respect to the shares of Common Stock acquired in the Exchange, the Common Stock owned by Longview prior to the Exchange, and the shares underlying the RCGI Warrants.  The deadlines for filing and effectiveness of registration statements may be extended under certain circumstances specified in the Registration Rights Agreement.

          The Exchange Agreement also contains representations, warranties and covenants of a type customarily included in agreements relating to transactions of the type contemplated by the Exchange Agreement.  Consummation of the Exchange is subject to certain conditions set forth in the Exchange Agreement, including the continued accuracy of Sonterra’s and Longview’s representations and warranties in the Sonterra SPA and their performance of their respective obligations thereunder, the continued accuracy of the Company’s and Longview’s representations and warranties in the Exchange Agreement and their performance of their respective obligations thereunder, approval of the reverse stock split by the Company’s stockholders, the filing of the required amendments to the RCGI Charter and distribution of the information statement described above to the holders of the Company’s Common Stock.

          The Exchange Agreement, the Security Agreement, as amended, between Sonterra and the Collateral Agent, the mortgage given by Sonterra to the Collateral Agent, the Joinder Agreement to be entered into by the Company, the Guaranty to be issued by Sonterra, the Pledge Agreement and the Deposit Account Control Agreements to be entered into by the Company, the RCGI Warrant, the RCGI Notes, the Registration Rights Agreement to be entered into between the Company and Longview, the employment agreements to be entered into with the Principals and the 2007 Option Plan and related option agreement under the 2007 Option Plan have been filed (or forms theroof have been filed) by the Company with the Securities and Exchange Commission.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

          In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, or “FSP FIN 48-1,” which clarifies when a tax position is considered settled under FIN 48. The FSP explains that a tax position can be effectively settled on the completion of an examination by a taxing authority without legally being extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if (1) the tax position is not considered more likely than not to be sustained solely on the basis of its technical merits and (2) the statute of limitations remain open. FSP FIN 48-1 should be applied upon the initial adoption of FIN 48. The impact of our adoption of FIN 48 (as of January 1, 2007) is in accordance with this FSP and the implementation has not resulted in any changes to our consolidated financial statements.

          In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure selected financial instruments and certain other items at fair value that are not currently required or permitted to be measured at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective no later than fiscal years beginning on or after November 15, 2007. The Company is currently evaluating the impact adoption of FAS 159 will have on its financial position and results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS AND INFORMATION

          The Company is including the following cautionary statement in this Form 10-QSB for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

INTRODUCTION

          In Note 3 of the Company’s Financial Statements for the year ended December 31, 2006, the Company’s independent registered public accounting firm noted that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s existence is dependent upon management funding operations and raising sufficient capital. At this point in time it is impossible to state an amount of additional funding which the Company believes would remove the going concern opinion.

          The Company has incurred a cumulative net loss of $2,549,651 for the period from inception to June 30, 2007.  At June 30, 2007, the Company had a working capital deficit of $113,906. The Company has yet to receive revenues from its reinsurance business.  The Company has neither a history of earnings nor has it paid dividends.  The Company is unlikely to realize earnings or pay dividends in the immediate or foreseeable future.  There is no assurance that the Company’s operations, once commenced, will be profitable.  The Company may not be able to obtain additional funds needed for working capital and operations.

          The following discussion provides information with respect to the Company’s results of operations, liquidity, and capital resources on a comparative basis for the six months ended June 30, 2007 and 2006, respectively, and should be read in conjunction with the Financial Statements and related notes appearing elsewhere in this report.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

RESULTS OF OPERATIONS

          Operational expenses during the six months ended June 30, 2007 and 2006 of $222,177 and $434,852, respectively, consisted primarily of reasonable expenses incurred to effect the management of River Holdings and professional fees necessary to complete certain corporate filings with the United States Securities and Exchange Commission. For the six months ended June 30, 2007 and 2006, operational expenses included professional fees of $94,898and $39,579, respectively. For the six months ended June 30, 2007 and 2006, operational expenses included charges of $120,000 and $98,224, respectively, for reasonable expenses incurred to effect the management of River Holdings and non-cash charges of $24,050 and $256,250, respectively, relating to the issuance of certain stock and stock options. Interest expense in connection with the $200,000 principal amount of convertible notes and five-year warrants to purchase 400,000 shares of common stock at $0.75 per share amounted to $29,550 for the six months ended March 31, 2006. Accordingly, the Company incurred net losses of $220,361 and $464,402 for the six months ended June 30, 2007 and 2006, respectively.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

RESULTS OF OPERATIONS

          Operational expenses during the three months ended June 30, 2007 and 2006 of $109,677 and $301,550, respectively, consisted primarily of reasonable expenses incurred to effect the management of River Holdings and professional fees necessary to complete certain corporate filings with the United States Securities and Exchange Commission. For the three months ended June 30, 2007 and 2006, operational expenses included professional fees of $79,261 and $5,241 respectively. For the three months ended June 30, 2007 and 2006, operational expenses included charges of $60,000 and $17,457 respectively, for reasonable expenses incurred to effect the management of River Holdings and non-cash charges of $0 and $250,000, respectively, relating to the issuance of certain stock and stock options. Interest expense in connection with the $200,000 principal amount of convertible notes and five-year warrants to purchase 400,000 shares of common stock at $0.75 per share amounted to $19,730 for the three months ended June 30, 2006. Accordingly, the Company incurred net losses of $107,637 and $231,280 for the three months ended June 30, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 2007, the Company had a working capital deficit of $113,906, as compared to working capital of $82,405 at December 31, 2006. Net cash used in operating activities was $117,767 for the six months ended June 30, 2007, as compared to $126,676 for the six months ended June 30, 2006. The primary use of cash from operations during the quarter ended June 30, 2007 was to fund operations relating to the business transaction with its wholly owned subsidiary River Capital Holdings Limited (“River Holdings”) and River Reinsurance Limited, a wholly owned subsidiary of River Holdings.  There is no guarantee the Company can raise additional funds in the future.

PLAN OF OPERATION

          The Company’s primary strategy was to establish and grow a core reinsurance business based on the development and acquisition of insurance and reinsurance assets and businesses. To provide the cash necessary to support this plan for the next twelve months would require an ongoing financial commitment for $10,000,000.  The Company intended to raise additional capital through the sale of equity or debt securities in the public market or through private placements or debt capital through banking institutions or through the use of other instruments.  The Company has been unable to do so.

          Subsequent to June 30, 2007 the Company entered into an agreement whereby the Company will abandon its former primary strategy to pursue its newly acquired business purpose.

          On August 3, 2007, the the Company and The Longview Fund, L.P. (“Longview”), the beneficial owner, together with an affiliated fund, of approximately 66.6% of the Company’s Common Stock (as defined below), entered into a Securities Exchange and Additional Note Purchase Agreement (the “Exchange Agreement”).  The Company’s entry into the Exchange Agreement was unanimously approved by the Company’s directors, none of whom is affiliated with, a designee of, or appointed by Longview or by Viking Asset Management, LLC (“Viking”), Longview’s investment advisor.

          Pursuant to and subject to the conditions of the Exchange Agreement, the Company has agreed to acquire all of the issued and outstanding equity and debt securities of Sonterra Resources, Inc. (“Sonterra”) in exchange for securities of the Company, as described below.  Sonterra is presently wholly owned by Longview, which also owns all of the outstanding debt securities of Sonterra.  On August 3, 2007, Sonterra completed the acquisition (the “Cinco Acquisition”) of certain oil and gas assets from Cinco Natural Resources Corporation (“Cinco”) and entered into a definitive purchase and sale agreement to acquire certain oil and gas assets (the “Flash Acquisition”) from Flash Gas & Oil Southwest, Inc. (“Flash”).  Upon consummation of the transactions contemplated by the Exchange Agreement the Company will, indirectly through Sonterra, own the properties acquired by Sonterra from Cinco and, if the Flash Acquisition is consummated, from Flash, and will be engaged, indirectly through Sonterra, in operating and developing such oil and gas properties.

          To finance the Cinco Acquisition by Sonterra, Sonterra entered into a Securities Purchase Agreement with Longview (as amended and restated on August 3, 2007, the “Sonterra SPA”), pursuant to which Longview purchased 333 shares of Sonterra’s common stock (“Sonterra Common Stock”), a promissory note of Sonterra in the principal amount of $5,990,010 (the “Sonterra Equity Note”) and a warrant to purchase 50 shares of Sonterra common stock (the “Sonterra Warrant”).  Subject to certain conditions in the Sonterra SPA, Longview has also agreed to purchase an additional promissory note of Sonterra in the principal amount of $2,000,000 (any such note, if issued, the “Sonterra Non-Equity Note”) to finance the Flash Acquisition.  Subject to the conditions in the Exchange Agreement, at the closing of the Exchange Agreement (the “Exchange”), Longview will exchange its 333 shares of Sonterra Common

Stock, the Sonterra Warrant and the Sonterra Equity Note for (i) 218,465,578 shares (subject to adjustment as described below) of common stock of the Company, par value $0.001 per share (the “Common Stock”) (such shares being the “New RCGI Common Shares”) and (ii) a warrant to purchase 49,586,777 shares (also subject to adjustment as described below) of the Company’s Common Stock (the “RCGI Warrant”).  As provided in a Letter of Intent dated July 9, 2007 between the Company and Longview (the “LoI”), the New RCGI Common Shares are intended to constitute 85% of the outstanding Common Stock immediately after consummation of the Exchange.  In addition, Longview will exchange any Sonterra Non-Equity Note for a senior secured note of the Company (the “Initial RCGI Note”) having an equal principal amount as the Sonterra Non-Equity Note.  The Sonterra Warrant, the Sonterra Equity Note and any Sonterra Non-Equity Note issued by Sonterra will be cancelled upon consummation of the Exchange.

          The RCGI Warrant will have a term of 5 years and will have an Exercise Price equal to 110% of the quotient obtained by dividing $6,000,000 by the number of New RCGI Common Shares issued to Longview in the Exchange.  The RCGI Warrant will be exercisable into a number of shares of Common Stock equal to the quotient obtained by dividing $1,500,000 by the Exercise Price.  The Company’s authorized Common Stock consists of 50,000,000 shares, and the number of New RCGI Common Shares to be issued in the Exchange and the number of shares of Common Stock to be issuable upon exercise of the RCGI Warrant will each be adjusted to reflect a reverse stock split to be effected by the Company prior to the Exchange, as described below.

          Upon consummation of the Exchange (i) Sonterra will become a wholly-owned subsidiary of the Company, (ii) Longview’s and its affiliated fund’s beneficial ownership of the Company’s Common Stock, including the shares of Common Stock underlying the RCGI Warrant, will increase to approximately 90% and (iii) the Company will be indebted to Longview in an amount equal to the aggregate principal amount (if any) of the Initial RCGI Note.

          The Exchange Agreement also provides that the Company will have the right, subject to various conditions, to require Longview to purchase additional senior secured notes in principal amounts that, together with the Initial RCGI Note, may not exceed $10,000,000 in the aggregate (the Initial RCGI Note and such additional notes being, together, the “RCGI Notes”) or $2,000,000 in any fiscal quarter.  The Company’s right to require Longview to purchase additional RCGI Notes will be subject, among other conditions, to the Company being in compliance with its ongoing obligations under the Exchange Agreement and the covenants to be set forth in the RCGI Notes.  The RCGI Notes will mature on August 31, 2010 and will bear interest at a rate per annum equal to the 3-month LIBOR Rate, as in effect from time to time, plus 8.25%.  Proceeds of the issuance of RCGI Notes may be used by the Company for working capital.  Under the Exchange Agreement and the RCGI Notes, the Company will be subject to certain covenants, including restrictions on incurring additional indebtedness, issuing equity securities, granting or incurring liens, transactions with affiliates and entering into mergers, consolidations and sales of assets.  The RCGI Notes will also require that the Company comply with certain financial covenants, including (i) receipt of specified minimum revenues per fiscal quarter from the sale of hydrocarbons and provision of related services, (ii) maintenance of specified levels of proved oil and gas reserves, and (iii) maintenance of specified ratios of proved oil and gas reserves to the aggregate outstanding principal amount of RCGI Notes.  A breach of these covenants would obligate the Company to repay a portion of the principal amount of the RCGI Notes prior to the scheduled maturity date of such notes.  The Exchange Agreement also provides that from the date of the Exchange until the later of the second anniversary of the Exchange and 60 days after the date on which no RCGI Notes remain outstanding, Longview will have the right to purchase up to 50% of all debt, equity and/or equity-linked financings of the Company, subject to customary exceptions.

          The Sonterra Non-Equity Note is, and any Sonterra Non-Equity Note will be, secured by a security interest in all of the assets of Sonterra, including a mortgage of the oil and gas interests acquired in the Cinco Acquisition, and the security interest and mortgage will be extended to the properties and assets to be acquired from Flash upon the closing of the Flash Acquisition.  The RCGI Notes will be secured by a first-priority blanket lien on all assets of the Company and its subsidiaries, including Sonterra, and by a pledge of the shares of all of the Company’s subsidiaries after the closing of the Exchange, including Sonterra, but excluding the shares of River Capital Holdings Limited (“River Holdings”) and its subsidiary River Reinsurance Limited (together with River Holdings, the “Insurance Subsidiaries”) and the assets of the Insurance Subsidiaries.  To grant this lien, at the closing of the Exchange, the Company will execute a joinder agreement pursuant to which the Company will become a party to the existing security agreement, as amended, between Viking, as collateral agent (the “Collateral Agent”) and Sonterra.  The Company will also enter into a Pledge Agreement with the Collateral Agent, pursuant to which it will pledge the Sonterra Common Stock and the shares of any other subsidiaries (excluding the Insurance Subsidiaries) and will pledge its U.S. bank accounts to the

Collateral Agent pursuant to one or more Deposit Account Control Agreements to be entered into among Sonterra, the Company, the Collateral Agent and the depositary banks.  In addition, the Company will guaranty all of Sonterra’s obligations to Longview and Sonterra will guaranty all of the Company’s obligations to Longview.  The Exchange Agreement also requires that the Company divest the Insurance Subsidiaries as soon as practicable after the Exchange.

          The Exchange Agreement also provides that the Company will enter into an employment agreement with each of Michael J. Pawelek, Wayne A. Psencik and Sherry L. Spurlock (the “Principals”), who are currently the executive officers of Sonterra.  Under the employment agreements, Messrs. Pawelek and Psencik and Ms.  Spurlock will be employed as Chief Executive Officer, Vice President-Operations and  Chief Financial Officer of the Company, respectively,  at initial salaries of $200,000, $180,000 and $120,000, respectively.  Each such employment will have an initial term of two years and will thereafter be automatically renewed for additional terms of one year each unless the Company or the relevant Principal elects not to renew the agreement on at least 90 days notice to the other party to the agreement.  The Company has also agreed to adopt a new stock option plan (the “2007 Option Plan”) pursuant to which the Principals will receive options to acquire a total of 51,403,665 shares of Common Stock (subject to adjustment for the reverse stock split to be effected by the Company), representing 20% of the Common Stock to be outstanding after the Exchange, as provided in the LoI.  One-third of the options under the 2007 Stock Option Plan will be allocated to each Principal.  One-third of the options will have an exercise price equal to the fair value of the Common Stock on the date of closing of the Exchange, but not less than the exercise price of the RCGI Warrant (the “Initial Exercise Price”), one-third will have an exercise price equal to 130% of the Initial Exercise Price, and one-third will have an exercise price equal to 150% of the Initial Exercise Price.  Each of the options will vest and become exercisable in three equal installments on each of the first three anniversaries of the closing of the Exchange.

          The New RCGI Common Shares issued to Longview and the Common Stock reserved for issuance upon exercise of the RCGI Warrant and options under the 2007 Option Plan amount to substantially more shares than the 50,000,000 shares of Common Stock presently authorized under the Registrant’s Certificate of Incorporation, as amended (the “RCGI Charter”).  Subject to stockholder approval, the Exchange Agreement provides that the Company will amend the RCGI Charter to effect a reverse stock split to enable the Company to validly issue the New RCGI Common Shares and the Common Stock issuable under the RCGI Warrant and the 2007 Option Plan.  The reverse stock split will be effected at a ratio of between 1 for 5 to 1 for 20, with the exact ratio to be determined by the Company’s board of directors, subject to approval by Longview.  Cash in lieu of fractional shares will not be paid and fractional shares will not be issued in the reverse stock split.  Instead, all fractional shares resulting from the reverse stock split will be rounded up to the next whole share.  It is expected that the amendment to the RCGI Charter effecting the reverse stock split will be approved by written consent of Longview and its affiliate, which currently own, in the aggregate, approximately 66.6% of the outstanding Common Stock, and one or more additional significant stockholders of the Company without convening a meeting of stockholders of the Company.  It is also expected that the RCGI Charter will be amended to change the Company’s name to “Sonterra Resources, Inc.,” and that, upon consummation of the Exchange, additional persons (who may include one or more of the Principals) will be appointed to the Company’s board of directors and that such additional board members will constitute a majority of the board. Under the rules of the Securities and Exchange Commission, prior to the effectiveness of the actions to be effected by majority stockholder consent and the appointment of the new directors, the Company is required to distribute an information statement to holders of Common Stock with respect to these matters.

          In addition, the Company and Longview will enter into a registration rights agreement which will require the Company to file within 30 days of the Exchange a registration statement to register the shares of Common Stock underlying the RCGI Warrant.  The registration statement would be required to become effective within 120 days of the Exchange.  Longview will also have piggyback and demand registration rights with respect to the shares of Common Stock acquired in the Exchange, the Common Stock owned by Longview prior to the Exchange, and the shares underlying the RCGI Warrants.  The deadlines for filing and effectiveness of registration statements may be extended under certain circumstances specified in the Registration Rights Agreement.

          The Exchange Agreement also contains representations, warranties and covenants of a type customarily included in agreements relating to transactions of the type contemplated by the Exchange Agreement.  Consummation of the Exchange is subject to certain conditions set forth in the Exchange Agreement, including the continued accuracy of Sonterra’s and Longview’s representations and warranties in the Sonterra SPA and their performance of their respective obligations thereunder, the continued accuracy of the Company’s and Longview’s representations and warranties in the Exchange Agreement and their performance of their respective obligations thereunder, approval of the reverse stock split by the Company’s stockholders, the filing of the required amendments to the RCGI Charter and distribution of the information statement described above to the holders of the Company’s Common Stock.

          The descriptions set forth above of the Exchange Agreement, the Security Agreement, as amended, between Sonterra and the Collateral Agent, the mortgage given by Sonterra to the Collateral Agent, the Joinder Agreement to be entered into by the Company, the Guaranty to be issued by Sonterra, the Pledge Agreement and the Deposit Account Control Agreements to be entered into by the Company, the RCGI Warrant, the RCGI Notes, the Registration Rights Agreement to be entered into between the Company and Longview, the employment agreements to be entered into with the Principals and the 2007 Option Plan and related option agreement under the 2007 Option Plan are qualified in each case, in their entirety, by reference to the complete texts of such agreements which have been filed (or forms of which have been filed) by the Company with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such difference may be material to the Company’s financial statements. The Company believes that the following discussion addresses its Critical Accounting Policies.

Accounting for Contingencies - The Company accrues for contingencies in accordance with Statement of Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require the company’s exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimating the amount of probable loss.

The Company accounts for income taxes in accordance with SFAS No.109. The Company has provided a full valuation allowance against the assets.

The Company accounts for option issues according to FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees beginning January 1, 2006. During the three months ended March 31, 2007, the Company did not issue any employee stock options nor did any employee stock options vest.

OFF-BALANCE SHEET ARRANGEMENTS.

The Company had no off-balance sheet arrangements as of June 30, 2007.

ITEM 3.  CONTROLS AND PROCEDURES.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2007 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The information required by this Item was previously reported in Item 3.02 of our Current Report on Form 8-K dated and filed August 9, 2007 with the Securities and Exchange Commission.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

On June 13, 2007, the Company’s Board of Directors elected Mr. William P. Dickie as a member of the Company’s Board of Directors.  For additional information, see Item 5.02 of the Company’s Form 8-K dated June 18, 2007 and filed June 19, 2007 with the Securities and Exchange Commission.

ITEM 6.  EXHIBITS.

Regulation S-B Number	Exhibit

10.1

Securities Exchange and Additional Note Purchase Agreement, dated August 3, 2007, by and between the Company and The Longview Fund, L.P. (“Longview”). (incorporated by reference to the Company’s Form 8-K dated and filed August 9, 2007)

10.2	Schedules to Securities Exchange and Additional Note Purchase Agreement (incorporated by reference to the Company’s Form 8-K dated and filed August 9, 2007)
10.3

Security Agreement, dated as of July 9, 2007, between Sonterra Resources, Inc. (“Sonterra”) and Viking Asset Management, LLC, as Collateral Agent (the “Collateral Agent”). (incorporated by reference to the Company’s Form 8-K dated and filed August 9, 2007)

10.4	First Amendment to Security Agreement, dated as of August 3, 2007, between Sonterra and the Collateral Agent (incorporated by reference to the Company’s Form 8-K dated and filed August 9, 2007)
10.5	Mortgage dated August 3, 2007 from Sonterra to the Collateral Agent (incorporated by reference to the Company’s Form 8-K dated and filed August 9, 2007)
10.6	Form of Joinder Agreement to Security Agreement (incorporated by reference to the Company’s Form 8-K dated and filed August 9, 2007)
10.7	Form of Guaranty from Sonterra to the Collateral Agent (incorporated by reference to the Company’s Form 8-K dated and filed August 9, 2007)
10.8	Form of Pledge Agreement between the Company and the Collateral Agent (incorporated by reference to the Company’s Form 8-K dated and filed August 9, 2007)
10.9	Form of Deposit Account Control Agreement among the Company, depositary bank and the Collateral Agent (incorporated by reference to the Company’s Form 8-K dated and filed August 9, 2007)
10.10	Form of RCGI Warrant (incorporated by reference to the Company’s Form 8-K dated and filed August 9, 2007)
10.11	Form of RCGI Note (incorporated by reference to the Company’s Form 8-K dated and filed August 9, 2007)
10.12	Form of Registration Rights Agreement between the Company and Longview (incorporated by reference to the Company’s Form 8-K dated and filed August 9, 2007)
10.13	Form of Employment Agreement between the Company and Michael Pawelek (incorporated by reference to the Company’s Form 8-K dated and filed August 9, 2007)
10.14	Form of Employment between the Company and Wayne Psencik (incorporated by reference to the Company’s Form 8-K dated and filed August 9, 2007)
10.15	Form of Employment Agreement between the Company and Sherry Spurlock (incorporated by reference to the Company’s Form 8-K dated and filed August 9, 2007)
10.16	Company’s 2007 Stock Option Plan (incorporated by reference to the Company’s Form 8-K dated and filed August 9, 2007)
10.17	Form of Stock Option Agreement for Employees under the Company’s 2007 Stock Option Plan (incorporated by reference to the Company’s Form 8-K dated and filed August 9, 2007)
31.1	Rule 13a-14(a) Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVER CAPITAL GROUP, INC.

Date: August 14, 2007	By:	/s/ Howard Taylor

Howard Taylor President
(Chief Executive Officer and Chief Financial Officer)