Form 10QSB
period 2007-11-14
RIVER CAPITAL GROUP, INC.
filed 2007-11-14
CIK 1104594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the quarterly period ended September 30, 2007

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

Number of shares outstanding of the registrant's class of common stock as of October 31, 2007 was 38,552,749

Transitional Small Business Disclosure Format (check one):    Yes [ ] No [X]

                                                                                                                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEX TO FINANCIAL STATEMENTS

Balance Sheet at September 30, 2007 (unaudited)                                                                                                                                                 2

Statements of Operations for the Three and Nine Months ended September 30, 2007
and 2006 (unaudited)                                                                                                                                                                                                 3-4

Statements of Cash Flows for the Nine Months ended September 30, 2007
and 2006 (unaudited)                                                                                                                                                                                                 5

Selected Notes to the Financial Statements (unaudited)                                                                                                                                     6

Item 2. Management's Discussion and Analysis or Plan of Operation                                                                                                             9

Item 3. Controls and Procedures                                                                                                                                                                             11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                                                                                                                                        11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                                                                                              11

Item 3. Defaults Upon Senior Securities                                                                                                                                                                11

Item 4. Submission of Matters to a Vote of Security Holders                                                                                                                            11

Item 5. Other Information                                                                                                                                                                                         11

Item 6. Exhibits                                                                                                                                                                                                           12

SIGNATURES                                                                                                                                                                                                            13

River Capital Group, Inc. and Subsidiary
Balance Sheet
(Unaudited)

September 30, 2007

ASSETS

Cash	95,016
Other current assets	28,290

Total current assets	123,306

Total assets	123,306

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable and accrued expenses	46,127
Accounts payable to related parties	115,868

Total current liabilities	161,995

Stockholders' deficit:
Common stock, $.001 par value, 50,000,000 shares
authorized: 38,552,749 shares issued and outstanding	38,552

Additional paid-in capital	2,397,193
Retained deficit	(2,474,434)

Total stockholders' deficit	(38,689)

Total liablities and stockholders' deficit	123,306

River Capital Group, Inc. and Subsidiary
Statements of Operations
(Unaudited)

	For the nine	For the nine
	months ended	months ended
	September 30,	September 30,
	2007	2006

Revenue	$ -	$ -

Total revenue	-	-

Expenses:
Selling general and administrative	276,970	550,600

Total operating expenses	276,970	550,600

Total operating loss	(276,970)	(550,600)

Other income (expense):
Interest income	2,148	905
Other income	130,000	-
Interest expense	(322)	(126,998)
	131,826	(126,093)

Net loss	$ (145,144)	$ (676,693)

Net loss per share - basic and diluted	$ (0.00)	$ (0.03)

Weighted average shares outstanding	38,517,381	25,934,665

The accompanying notes are an integral part of these financial statements.

River Capital Group, Inc. and Subsidiary
Statements of Operations
(Unaudited)

	For the three	For the three
	months ended	months ended
	September 30,	September 30,
	2007	2006

Revenue	$ -	$ -

Total revenue	-	-

Expenses:
Selling general and administrative	54,793	115,748

Total operating expenses	54,793	115,748

Total operating loss	(54,793)	(115,748)

Other income (expense):
Interest income	10	905
Other income	130,000	-
Interest expense	-	(97,448)
	130,010	(96,543)

Net income (loss)	$ 75,217	$ (212,291)

Net income (loss) per share - basic and diluted	$ 0.00	$ (0.01)

Weighted average shares outstanding	38,552,749	26,704,275

The accompanying notes are an integral part of these financial statements.

River Capital Group, Inc. and Subsidiary
Statements of Cash Flows
(Unaudited)

		For the nine	For the nine
		months ended	months ended
		September 30,	September 30,
		2007	2006

Cash flows from operating activities:
Net loss		$ (145,144)	$ (676,693)
	Adjustments to reconcile net loss to net
used in operating activities:	cash provided (used) by operating activities:
	Stock given for compensation	24,050	256,250
	Discount on convertible notes	-	106,498
	Changes in operating assets and liabilities:
	(Increase) decrease in other current assets	(25,050)	-
	Increase (decrease) in accounts payable	8,822	41,536
	Increase (decrease) in accounts payable to related parties	(31,465)	9,929

	Total adjustments	(23,643)	414,213

	Net cash used by operations	(168,787)	(262,480)

Cash flows from financing activities:
	Proceeds from convertible notes	-	300,000

	Net cash provided by financing activities	$ -	$ 300,000

	Net increase (decrease) in cash	(168,787)	37,520

	Cash at beginning of period	263,803	261,001

	Cash at end of period	$ 95,016	$ 298,521

Supplemental disclosure of cash flow information:
	Cash paid during the period for:
	Interest	$ -	$ -
	Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

RIVER CAPITAL GROUP, INC. AND SUBSIDIARY
SELECTED NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)
SEPTEMBER 30, 2007

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

Significant Accounting Policies

In preparing our unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the significant accounting policies described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006. During the nine months ended September 30, 2007, we updated our significant accounting policies as follows:

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

As of September 30, 2007, the Company had an accumulated deficit of $2,474,434.  During the nine months ended September 30, 2007 the company suffered a net loss of $145,144.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

Until August 3, 2007 management's plan to alleviate this going concern issue was to raise capital and commence the business operations of the acquired insurance company.  . On August 3, 2007, the Company entered into a series of agreements (the “Agreement”) which, if consummated, will result in the Company acquiring certain oil and gas leasehold interests and related assets, following which the Company would be engaged in the business of exploration and development of such properties.  In addition, the Company will be obligated to divest its acquired insurance company. The Company's continued existence is dependent upon management funding operations and raising sufficient capital.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 7.

NOTE 3 - DUE TO RELATED PARTY

We paid Concorde Capital Limited, a company100% owned by Howard Taylor, an officer and director of the Company, management and administrative fees totaling $150,000 and $120,000 for the nine months ended September 30, 2007 and 2006, respectively. An additional $32,608 and $19,418 was received as reimbursement of direct out of pocket travel and other expenses for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007 a total of $93,333 was outstanding and due to Concorde Capital Limited. In connection with the Agreement signed on August 3, 2007 Concorde Capital Limited agreed to forgive $130,000 of its existing accounts payable.

We paid Cognate Engineering Services Inc., a company 100% owned by our director William Dickie, management and administrative fees totaling of $0 and $4,000 for the nine months ended September 30, 2007 and 2006, respectively.  As of September 30, 2007 a total of $13,035 was outstanding and due to Cognate Engineering Services Inc.

We paid Richard Freer, an officer of the Company, management and administrative fees totaling of $13,500 and $13,500 for the nine months ended September 30, 2007 and 2006, respectively.  As of September 30, 2007 a total of $9,500 was outstanding and due to Richard Freer.

NOTE 4 - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2007, the Company issued 130,000 shares of its common stock as compensation for business consulting services. A charge of $24,050 was recorded for the nine months ended September 30, 2007, valued at fair market value, in connection with this transaction.  The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

In May 2004, the stockholders of the Company adopted a Stock Option Plan (the "Plan").  Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company's common stock at the date of grant.  Options may be granted to key employees and other persons who contribute to the success of the Company.  The Company has reserved 3,842,275 shares of common stock for the Plan. This number automatically shall be adjusted annually at the beginning of the Company's fiscal year to a number equal to 10% of the number of shares of the Company issued and outstanding at the end of the Company's last completed fiscal year.  As of December 31, 2005, options to purchase 275,000 shares at a price of $2.00 per share had been granted pursuant to the Plan. The options are exercisable through February 5, 2009.  On November 1, 2005, the Company issued 350,000 options at $0.50, which options were fully vested and expire on October 31, 2007. There were no options issued in 2006. On June 13, 2007 all of the options issued pursuant to this plan were cancelled. There was no financial impact as a result of this cancellation. As of September 30, 2007, there are no options outstanding under the Plan.

For 2006 and 2007 transactions, the Company accounted for options issued according to FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R").  FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  There were no options issued in 2006 and 2007.

NOTE 5 - INCOME TAXES

The Company had available at September 30, 2007 net operating loss carry forwards for federal and state tax purposes of approximately $2,474,000, which could be applied against taxable income in subsequent years through 2026. The deferred tax asset for net operating losses was approximately $915,000 as of September 30, 2007 and a full valuation allowance was recorded since realization is uncertain.

Reconciliation of the differences between income taxes computed at the federal and state statutory tax rates and the provision for income taxes for the six months ended September 30, 2007 and 2006 are approximately as follows:

	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006
Income tax loss at federal statutory tax rate	-34.00%	-34.00%
State tax, net of federal benefit	-3.63%	-3.63%
Valuation allowance	37.63%	37.63%
Provision for taxes	-	-

The Company's deferred tax assets are as follows:

September 30, 2007
Net operating loss	$ 915,000
Valuation allowance	(915,000)
Net deferred tax assets	$ -

NOTE 6 - COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations, or liquidity.

NOTE 7 – NOTE PURCHASE AGREEMENT

On August 3, 2007, the Company and The Longview Fund, L.P. (“Longview”), the beneficial owner, together with an affiliated fund, of approximately 66.6% of the Company’s Common Stock (as defined below), entered into a Securities Exchange and Additional Note Purchase Agreement (the “Exchange Agreement”).  The Company’s entry into the Exchange Agreement was unanimously approved by the Company’s directors, none of whom is affiliated with, a designee of, or appointed by Longview or by Viking Asset Management, LLC (“Viking”), Longview’s investment advisor.

    The consummation of this proposed transaction is pending upon the filing of the definitive 14C proxy.   The proxy calls for a reverse split which will provide the Company with enough shares to complete the transaction.  The Company is currently responding to several Securities Exchange comments received on the preliminary filing of the proxy, but anticipates clearing these comments shortly.  The intent of the proposed transaction is to benefit shareholder value.

    Pursuant to and subject to the conditions of the Exchange Agreement, the Company has agreed to acquire all of the issued and outstanding equity and debt securities of Sonterra Resources, Inc. (“Sonterra”) in exchange for securities of the Company, as described below.  Sonterra is presently wholly owned by Longview, which also owns all of the outstanding debt securities of Sonterra.  On August 3, 2007, Sonterra completed the acquisition (the “Cinco Acquisition”) of certain oil and gas assets from Cinco Natural Resources Corporation (“Cinco”) and entered into a definitive purchase and sale agreement to acquire certain oil and gas assets (the “Flash Acquisition”) from Flash Gas & Oil Southwest, Inc. (“Flash”). Sonterra closed the Flash acquisition on August 29, 2007. Upon consummation of the transactions contemplated by the Exchange Agreement the Company will, indirectly through Sonterra, own the properties acquired by Sonterra from Cinco and Flash and will be engaged, indirectly through Sonterra, in operating and developing such oil and gas properties.

            To finance the Cinco Acquisition by Sonterra, Sonterra entered into a Securities Purchase Agreement with Longview (as amended and restated on August 3, 2007, the “Sonterra SPA”), pursuant to which Longview purchased 333 shares of Sonterra’s common stock (“Sonterra Common Stock”), a promissory note of Sonterra in the principal amount of $5,990,010 (the “Sonterra Equity Note”) and a warrant to purchase 50 shares of Sonterra common stock (the “Sonterra Warrant”).  On August 29, 2007 Longview o purchased an additional promissory note of Sonterra in the principal amount of $2,000,000 (the “Sonterra Non-Equity Note”) to finance the Flash Acquisition.  Subject to the conditions in the Exchange Agreement, at the closing of the Exchange Agreement (the “Exchange”), Longview will exchange its 333 shares of Sonterra Common Stock, the Sonterra Warrant and the Sonterra Equity Note for (i) 218,465,578 shares (subject to adjustment as described below) of common stock of the Company, par value $0.001 per share (the “Common Stock”) (such shares being the “New RCGI Common Shares”) and (ii) a warrant to purchase 49,586,777 shares (also subject to adjustment as described below) of the Company’s Common Stock (the “RCGI Warrant”).  As provided in a Letter of Intent dated July 9, 2007 between the Company and Longview (the “LoI”), the New RCGI Common Shares are intended to constitute 85% of the outstanding Common Stock immediately after consummation of the Exchange.  In addition, Longview will exchange the Sonterra Non-Equity Note for a senior secured note of the Company (the “Initial RCGI Note”) having an equal principal amount as the Sonterra Non-Equity Note.  The Sonterra Warrant, the Sonterra Equity Note and the Sonterra Non-Equity Note will be cancelled upon consummation of the Exchange.

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

                     Upon consummation of the Exchange (i) Sonterra will become a wholly-owned subsidiary of the Company, (ii) Longview’s and its affiliated fund’s beneficial ownership of the Company’s Common Stock, including the shares of Common Stock underlying the RCGI Warrant, will increase to approximately 90% and (iii) the Company will be indebted to Longview in an amount equal to the aggregate principal amount of the Initial RCGI Note.

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

                     The Sonterra Non-Equity Note is secured by a security interest in all of the assets of Sonterra, including a mortgage of the oil and gas interests acquired in the Cinco Acquisition and the Flash Acquisition.  The RCGI Notes will be secured by a first-priority blanket lien on all assets of the Company and its subsidiaries, including Sonterra, and by a pledge of the shares of all of the Company’s subsidiaries after the closing of the Exchange, including Sonterra, but excluding the shares of River Capital Holdings Limited (“River Holdings”) and its subsidiary River Reinsurance Limited (together with River Holdings, the “Insurance Subsidiaries”) and the assets of the Insurance Subsidiaries.  To grant this lien, at the closing of the Exchange, the Company will execute a joinder agreement pursuant to which the Company will become a party to the existing security agreement, as amended, between Viking, as collateral agent (the “Collateral Agent”) and Sonterra.  The Company will also enter into a Pledge Agreement with the Collateral Agent, pursuant to which it will pledge the Sonterra Common Stock and the shares of any other subsidiaries (excluding the Insurance Subsidiaries) and will pledge its U.S. bank accounts to the Collateral Agent pursuant to one or more Deposit Account Control Agreements to be entered into among Sonterra, the Company, the Collateral Agent and the depositary banks.  In addition, the Company will guaranty all of Sonterra’s obligations to Longview and Sonterra will guaranty all of the Company’s obligations to Longview.  The Exchange Agreement also requires that the Company divest the Insurance Subsidiaries as soon as practicable after the Exchange.

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

The Exchange Agreement, the Security Agreement, as amended, between Sonterra and the Collateral Agent, the mortgage given by Sonterra to the Collateral Agent, the Joinder Agreement to be entered into by the Company, the Guaranty to be issued by Sonterra, the Pledge Agreement and the Deposit Account Control Agreements to be entered into by the Company, the RCGI Warrant, the RCGI Notes, the Registration Rights Agreement to be entered into between the Company and Longview, the employment agreements to be entered into with the Principals and the 2007 Option Plan and related option agreement under the 2007 Option Plan have been filed (or forms thereof have been filed) by the Company with the Securities and Exchange Commission.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

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

The Company has incurred a cumulative net loss of $2,474,434 for the period from inception to September 30, 2007.  At September 30, 2007, the Company had a working capital deficit of $38,689. The Company has yet to receive revenues from its reinsurance business.  The Company has neither a history of earnings nor has it paid dividends.  The Company is unlikely to realize earnings or pay dividends in the immediate or foreseeable future.  There is no assurance that the Company's operations, once commenced, will be profitable.  The Company may not be able to obtain additional funds needed for working capital and operations.

The following discussion provides information with respect to the Company's results of operations, liquidity, and capital resources on a comparative basis for the nine months ended September 30, 2007 and 2006, respectively, and should be read in conjunction with the Financial Statements and related notes appearing elsewhere in this report.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

RESULTS OF OPERATIONS

Operational expenses during the nine months ended September 30, 2007 and 2006 of $276,970 and $550,600, respectively, consisted primarily of reasonable expenses incurred to effect the management of River Holdings and professional fees necessary to complete certain corporate filings with the United States Securities and Exchange Commission. For the nine months ended September 30, 2007 and 2006, operational expenses included professional fees of $102,910 and $41,957, respectively. For the nine months ended September 30, 2007 and 2006, operational expenses included charges of $140,000 and $106,207, respectively, for reasonable expenses incurred to effect the management of River Holdings and non-cash charges of $24,050 and $256,250, respectively, relating to the issuance of certain stock and stock options. Interest expense in connection with the $500,000 principal amount of convertible notes and five-year warrants to purchase 925,000 shares of common stock at $0.35 per share (including the resulting discount to the convertible notes) amounted to $126,998 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007 the Company recorded other income of $130,000 representing the forgiveness of an account payable to Concord Capital Limited (a related party).  Accordingly, the Company incurred net losses of $145,144 and $676,693 for the nine months ended September 30, 2007 and 2006, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

RESULTS OF OPERATIONS

Operational expenses during the three months ended September 30, 2007 and 2006 of $54,793 and $115,748, respectively, consisted primarily of reasonable expenses incurred to effect the management of River Holdings and professional fees necessary to complete certain corporate filings with the United States Securities and Exchange Commission. For the three months ended September 30, 2007 and 2006, operational expenses included professional fees of $8,012 and $3,378, respectively. For the three months ended September 30, 2007 and 2006, operational expenses included charges of $20,000 and $7,983, respectively, for reasonable expenses incurred to effect the management of River Holdings. Interest expense in connection with the $500,000 principal amount of convertible notes and five-year warrants to purchase 925,000 shares of common stock at $0.35 per share (including the resulting discount to the convertible notes)  amounted to $97,448 for the three months ended September 30, 2006. For the three months ended September 30, 2007 the Company recorded other income of $130,000 representing the forgiveness of an account payable to Concord Capital Limited (a related party). Accordingly, the Company incurred net income of $75,217 and a net loss of $212,291 for the three months ended September 30, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, the Company had a working capital deficit of $38,689, as compared to working capital of $82,405 at December 31, 2006. Net cash used in operating activities was $168,787 for the nine months ended September 30, 2007, as compared to $262,480 for the nine months ended September 30, 2006. The primary use of cash from operations during the quarter ended September 30, 2007 was to fund reasonable expenses incurred to effect the management of River Holdings and professional fees necessary to complete certain corporate filings with the United States Securities and Exchange Commission and the investigation of the reinsurance business.  There is no guarantee the Company can raise additional funds in the future.

PLAN OF OPERATION

The Company's primary strategy was to establish and grow a core reinsurance business based on the development and acquisition of insurance and reinsurance assets and businesses. To provide the cash necessary to support this plan for the next twelve months would require an ongoing financial commitment for $10,000,000.  The Company intended to raise additional capital through the sale of equity or debt securities in the public market or through private placements or debt capital through banking institutions or through the use of other instruments.  The Company has been unable to do so.

The Company entered into an agreement whereby the Company will abandon its former primary strategy to pursue its newly acquired business purpose.

On August 3, 2007, the Company and The Longview Fund, L.P. (“Longview”), the beneficial owner, together with an affiliated fund, of approximately 66.6% of the Company’s Common Stock (as defined below), entered into a Securities Exchange and Additional Note Purchase Agreement (the “Exchange Agreement”).  The Company’s entry into the Exchange Agreement was unanimously approved by the Company’s directors, none of whom is affiliated with, a designee of, or appointed by Longview or by Viking Asset Management, LLC (“Viking”), Longview’s investment advisor.

        The consummation of this proposed transaction is pending upon the filing of the definitive 14C proxy.   The proxy calls for a reverse split which will provide the Company with enough shares to complete the transaction.  The Company is currently responding to several Securities Exchange comments received on the preliminary filing of the proxy, but anticipates clearing these comments shortly.  The intent of the proposed transaction is to benefit shareholder value.

                Pursuant to and subject to the conditions of the Exchange Agreement, the Company has agreed to acquire all of the issued and outstanding equity and debt securities of Sonterra Resources, Inc. (“Sonterra”) in exchange for securities of the Company, as described below.  Sonterra is presently wholly owned by Longview, which also owns all of the outstanding debt securities of Sonterra.  On August 3, 2007, Sonterra completed the acquisition (the “Cinco Acquisition”) of certain oil and gas assets from Cinco Natural Resources Corporation (“Cinco”) and entered into a definitive purchase and sale agreement to acquire certain oil and gas assets (the “Flash Acquisition”) from Flash Gas & Oil Southwest, Inc. (“Flash”). Sonterra closed the Flash acquisition on August 29, 2007. Upon consummation of the transactions contemplated by the Exchange Agreement the Company will, indirectly through Sonterra, own the properties acquired by Sonterra from Cinco and Flash and will be engaged, indirectly through Sonterra, in operating and developing such oil and gas properties.

                To finance the Cinco Acquisition by Sonterra, Sonterra entered into a Securities Purchase Agreement with Longview (as amended and restated on August 3, 2007, the “Sonterra SPA”), pursuant to which Longview purchased 333 shares of Sonterra’s common stock (“Sonterra Common Stock”), a promissory note of Sonterra in the principal amount of $5,990,010 (the “Sonterra Equity Note”) and a warrant to purchase 50 shares of Sonterra common stock (the “Sonterra Warrant”).  On August 29, 2007 Longview o purchased an additional promissory note of Sonterra in the principal amount of $2,000,000 (the “Sonterra Non-Equity Note”) to finance the Flash Acquisition.  Subject to the conditions in the Exchange Agreement, at the closing of the Exchange Agreement (the “Exchange”), Longview will exchange its 333 shares of Sonterra Common Stock, the Sonterra Warrant and the Sonterra Equity Note for (i) 218,465,578 shares (subject to adjustment as described below) of common stock of the Company, par value $0.001 per share (the “Common Stock”) (such shares being the “New RCGI Common Shares”) and (ii) a warrant to purchase 49,586,777 shares (also subject to adjustment as described below) of the Company’s Common Stock (the “RCGI Warrant”).  As provided in a Letter of Intent dated July 9, 2007 between the Company and Longview (the “LoI”), the New RCGI Common Shares are intended to constitute 85% of the outstanding Common Stock immediately after consummation of the Exchange.  In addition, Longview will exchange the Sonterra Non-Equity Note for a senior secured note of the Company (the “Initial RCGI Note”) having an equal principal amount as the Sonterra Non-Equity Note.  The Sonterra Warrant, the Sonterra Equity Note and the Sonterra Non-Equity Note will be cancelled upon consummation of the Exchange.

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

                     Upon consummation of the Exchange (i) Sonterra will become a wholly-owned subsidiary of the Company, (ii) Longview’s and its affiliated fund’s beneficial ownership of the Company’s Common Stock, including the shares of Common Stock underlying the RCGI Warrant, will increase to approximately 90% and (iii) the Company will be indebted to Longview in an amount equal to the aggregate principal amount of the Initial RCGI Note.

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

                     The Sonterra Non-Equity Note is secured by a security interest in all of the assets of Sonterra, including a mortgage of the oil and gas interests acquired in the Cinco Acquisition and the Flash Acquisition.  The RCGI Notes will be secured by a first-priority blanket lien on all assets of the Company and its subsidiaries, including Sonterra, and by a pledge of the shares of all of the Company’s subsidiaries after the closing of the Exchange, including Sonterra, but excluding the shares of River Capital Holdings Limited (“River Holdings”) and its subsidiary River Reinsurance Limited (together with River Holdings, the “Insurance Subsidiaries”) and the assets of the Insurance Subsidiaries.  To grant this lien, at the closing of the Exchange, the Company will execute a joinder agreement pursuant to which the Company will become a party to the existing security agreement, as amended, between Viking, as collateral agent (the “Collateral Agent”) and Sonterra.  The Company will also enter into a Pledge Agreement with the Collateral Agent, pursuant to which it will pledge the Sonterra Common Stock and the shares of any other subsidiaries (excluding the Insurance Subsidiaries) and will pledge its U.S. bank accounts to the Collateral Agent pursuant to one or more Deposit Account Control Agreements to be entered into among Sonterra, the Company, the Collateral Agent and the depositary banks.  In addition, the Company will guaranty all of Sonterra’s obligations to Longview and Sonterra will guaranty all of the Company’s obligations to Longview.  The Exchange Agreement also requires that the Company divest the Insurance Subsidiaries as soon as practicable after the Exchange.

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

The Exchange Agreement, the Security Agreement, as amended, between Sonterra and the Collateral Agent, the mortgage given by Sonterra to the Collateral Agent, the Joinder Agreement to be entered into by the Company, the Guaranty to be issued by Sonterra, the Pledge Agreement and the Deposit Account Control Agreements to be entered into by the Company, the RCGI Warrant, the RCGI Notes, the Registration Rights Agreement to be entered into between the Company and Longview, the employment agreements to be entered into with the Principals and the 2007 Option Plan and related option agreement under the 2007 Option Plan have been filed (or forms thereof have been filed) by the Company with the Securities and Exchange Commission.

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

The Company accounts for option issues according to FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees beginning January 1, 2006. During the three months ended September 30, 2007, the Company did not issue any employee stock options nor did any employee stock options vest.

OFF-BALANCE SHEET ARRANGEMENTS.

The Company had no off-balance sheet arrangements as of September 30, 2007.

ITEM 3.  CONTROLS AND PROCEDURES.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2007 (the "Evaluation Date"). Such evaluation was conducted under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon such evaluation, the Company's CEO and CFO have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective. There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

RIVER CAPITAL GROUP, INC.
/x/ Howard Taylor
Date: November 14, 2007	By:_______________________________ Howard Taylor President (Chief Executive Officer and Chief Financial Officer)