Form 10KSB
period 2007-12-31
SONTERRA RESOURCES, INC.
filed 2008-04-14
CIK 1104594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to _____

Commission File No. 000-29463

SONTERRA RESOURCES, INC.
(formerly known as River Capital Group, Inc.)
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	51-0392750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

300 East Sonterra Blvd., Suite 1220
San Antonio, Texas 78258
(Address of principal executive offices, including zip code)
(210) 545-5994
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:
None

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The issuer did not have any revenues for fiscal year 2007.

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (treating all directors, executive officers and 10% stockholders as if they may be affiliates of the registrant) was $2,885,147 as of April 11, 2008, based on $2.24 per share, the closing sale price as reported on the OTC Bulletin Board on such date.

The registrant had 25,702,198 common shares outstanding as of April 11, 2008.

DOCUMENTS INCORPORATED BY REFERENCE: None

Forward-Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This Annual Report on Form 10-KSB includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward- looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

PART I

Item 1.  Description of Business.

Overview

We were incorporated in Florida on June 17, 1997, as Permastoprust International, Inc. We changed our name to Greystone Credit Inc. in June 1999. On August 4, 1999, we acquired whOOdoo.com, Inc., a Florida corporation incorporated on April 9, 1999, in a share exchange. In connection with the share exchange, we changed our state of incorporation to Delaware and our name to whOOdoo.com, Inc. On July 17, 2000, we changed our name to Ballistic Ventures, Inc. and on June 5, 2004, we changed our name to River Capital Group, Inc. We intended to establish and grow a core reinsurance business based on the development and acquisition of insurance and reinsurance assets and businesses. We were, however, unable to raise equity or debt capital in the public or private markets and abandoned our efforts to establish a reinsurance business.

On August 3, 2007, we entered into a Securities Exchange and Additional Note Purchase Agreement (the “Securities Exchange Agreement”) with The Longview Fund, L.P. (“Longview”), our majority stockholder. Pursuant to and subject to the conditions of the Securities Exchange Agreement, we agreed to acquire all of the issued and outstanding equity and debt securities of Sonterra Resources, Inc. (“Old Sonterra”), an entity wholly owned by Longview, in exchange for our securities. On February 14, 2008, we consummated the transactions contemplated by the Securities Exchange Agreement and changed our name to Sonterra Resources, Inc. As part of the Securities Exchange Agreement (i) our 38,552,749 issued and outstanding shares of common stock were combined into 3,855,275 shares of common stock in a 1-for-10 reverse stock split and (ii) Longview exchanged all of its shares of common stock of Old Sonterra, a $5,990,010 equity note from Old Sonterra and a warrant to purchase 50 shares of Old Sonterra common stock for 21,846,558 shares of our common stock and a warrant to purchase 4,958,678 shares of our common stock. Longview also exchanged its $2,000,000 non-equity note from Old Sonterra for a senior secured note made by us in an equal principal amount. Following the closing of the Securities Exchange Agreement, Old Sonterra became our wholly owned subsidiary and changed its name to Sonterra Oil & Gas, Inc., and we began operating and developing the oil and gas properties owned by Old Sonterra, indirectly through Sonterra Operating, Inc., as described below.

Old Sonterra was incorporated in Delaware in April 2007 by Michael J. Pawelek, Wayne A. Psencik and Sherry L. Spurlock, who served as the executive management team of Old Sonterra, with the intention of becoming an independent oil and gas exploration and production company primarily engaged in the acquisition, exploration and development of oil and gas properties in the Texas Gulf Coast region. The properties and related assets of Old Sonterra constituted substantially all of the assets of Old Sonterra and, pursuant to the Securities Exchange, now constitute substantially all of our assets on a consolidated basis.

In September 2007, Old Sonterra formed a wholly owned subsidiary, Sonterra Operating, Inc., to act as the named operator of its oil and gas properties in Matagorda Bay located offshore the Texas coast. Through two acquisitions in August 2007, Old Sonterra assembled combined acreage of approximately 3,500 gross (1,135 net) acres with the opportunity to explore for, develop and produce oil and natural gas in several prospects, an interest in two gross producing gas wells (a 54.75% aggregate net interest in the wells before payout and 51.55% aggregate net interest after payout), and a seven-mile pipeline that connects both of Old Sonterra’s current producing offshore wells to an onshore separation facility. In one acquisition, Old Sonterra purchased for approximately $5.0 million cash 60% of the interests held by Cinco Natural Resources Corporation in the Texas State Tract 150 Wells No. 1 and No. 2 located in Matagorda Bay, Texas, as well as the 320-acre oil and gas lease related to those wells and certain other leases covering approximately 3,200 additional acres located in Matagorda Bay. In another acquisition, Old Sonterra purchased for approximately $1.2 million cash all of the interests held by Flash Gas and Oil Southwest, Inc. in the Texas State Tract 150 Wells No. 1 and No. 2 and a seven-mile pipeline that connects the wells to the Keller Bay onshore facility located in Calhoun County, Texas. In December 2007, Old Sonterra acquired an additional 1,920 gross (960 net) offset acres for one of the undrilled Matagorda Bay prospects. We have identified four additional drilling locations on the acquired acreage and expect to drill a well on the first location during the second quarter of 2008. Old Sonterra had proved reserves of approximately 81% gas and 52.6% proved developed as of December 31, 2007.

On April 8, 2008, Sonterra Operating, Inc. entered into a definitive contract operating agreement with South Texas Oil Company, to be effective as of April 1, 2008, pursuant to which Sonterra Operating began overseeing daily operations of both operating services and accounting services for the operated and non-operated properties of South Texas Oil Company as an independent contractor acting in the role of contract operator for a fee of $75,000 per month.

In this report, the term “Sonterra,” as well as the terms “us,” “our,” “we,” and “its” are sometimes used as abbreviated references to Sonterra Resources, Inc., Sonterra Oil & Gas, Inc. and Sonterra Operating, Inc., and for time periods prior to the Securities Exchange, River Capital Group, Inc.

Competition

The oil and natural gas industry is highly competitive in all phases. We encounter competition from other oil and natural gas companies in all areas of operation, including the acquisition of oil and natural gas properties to the exploration and development of those properties. Our competitors include major integrated oil and natural gas companies, numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of our competitors are large, well established companies that have substantially larger operating staffs and greater capital resources than we do. Such companies may be able to pay more for oil and natural gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will depend upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

Operating Hazards and Uninsured Risks

Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that the new wells we drill will be productive or that we will recover all or any portion of our investment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive, but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost and timing of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control, including title problems, weather conditions, delays by project participants, compliance with governmental requirements, shortages or delays in the delivery of equipment and services and increases in the cost for such equipment and services. Our future drilling activities may not be successful and, if unsuccessful, such failure may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operations are subject to hazards and risks inherent in drilling for and producing and transporting oil and natural gas, such as fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, cratering, pipeline ruptures and spills, any of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to our properties and those of others. We maintain insurance against some but not all of the risks described above. Furthermore, in certain circumstances in which insurance is available, we may not purchase it. The occurrence of an event that is not covered, or not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows in the period such event may occur.

Regulations

Government Regulation. Exploration for, and production and sale of, crude oil and natural gas are extensively regulated at the federal, state and local levels. Crude oil and natural gas development and production activities are subject to various laws and regulations (and orders of regulatory bodies pursuant thereto) governing a wide variety of matters, including, among others, allowable rates of production, prevention of waste and pollution and protection of the environment. Laws affecting the crude oil and natural gas industry are under constant review for amendment or expansion and frequently increase the regulatory burden on companies. Our ability to economically produce and sell crude oil and natural gas is affected by a number of legal and regulatory factors, including federal, state and local laws and regulations. Many of these governmental bodies have issued rules and regulations that are often difficult and costly to comply with, and that carry substantial penalties for failure to comply. These laws, regulations and orders may restrict the rate of crude oil and natural gas production below the rate that would otherwise exist in the absence of such laws, regulations and orders. The regulatory burden on the crude oil and natural gas industry increases our costs of doing business and consequently affects our profitability.

Environmental Matters. As a developer, owner and operator of crude oil and natural gas properties, we are subject to various federal, state, and local laws and regulations relating to the discharge of materials into, and the protection of, the environment. We must take into account the cost of complying with environmental regulations in planning, designing, drilling, operating and abandoning wells. In most instances, the regulatory requirements relate to the handling and disposal of drilling and production waste products, water and air pollution control procedures, and the remediation of petroleum-product contamination. Under state and federal laws, we could be required to remove or remediate previously disposed wastes, including wastes disposed of or released by us or prior owners or operators in accordance with current laws or otherwise, to suspend or cease operations in contaminated areas, or to perform remedial well plugging operations or cleanups to prevent future contamination. The US Environmental Protection Agency and various state agencies have limited the disposal options for hazardous and non-hazardous wastes. The owner and operator of a site, and persons that treated, disposed of or arranged for the disposal of hazardous substances found at a site, may be liable, without regard to fault or the legality of the original conduct, for the release of a hazardous substance into the environment. The US Environmental Protection Agency, state environmental agencies and, in some cases, third parties are authorized to take actions in response to threats to human health or the environment and to seek to recover from responsible classes of persons the costs of such action. Furthermore, certain wastes generated by our crude oil and natural gas operations that are currently exempt from treatment as hazardous wastes may in the future be designated as hazardous wastes and, therefore, be subject to considerably more rigorous and costly operating and disposal requirements.

Certain state or local laws or regulations and common law may impose liabilities in addition to, or restrictions more stringent than, those described herein.

We have made and will continue to make expenditures in our efforts to comply with environmental requirements. We do not believe that we have, to date, expended material amounts in connection with such activities or that compliance with such requirements will have a material adverse effect upon our capital expenditures, earnings or competitive position. Although such requirements do have a substantial impact upon the crude oil and natural gas industry, they do not appear to affect us to any greater or lesser extent than other companies in the industry.

Employees

As of March 31, 2008, we had six employees, five of whom are full-time employees.

Item 2. Description of Property.

As of December 31, 2007, we used the offices of Concorde Capital Limited, a company 100% owned and controlled by Howard Taylor, a director and the Chief Executive Officer of the Company as our principal offices, which are located at Suite 312, 7 Reid Street, Hamilton HM11, Bermuda. Following the closing of the Securities Exchange Agreement, we moved our corporate offices to 300 E. Sonterra Blvd., Suite 1220, San Antonio, Texas. We lease this office on a month to month basis at a current rental rate of $7,620 per month.

We do not have investments in real estate, real estate mortgages or real estate securities and do not intend to invest in real estate, real estate mortgages or real estate securities, nor have we formulated any investment policies regarding investments in real estate, real estate mortgages, or securities of or interests in persons engaged in real estate activities.

Descriptions of our oil and gas properties are included in Item 1. Description of Business and are incorporated herein by reference. Our oil and gas production activities commenced following the consummation of the Securities Exchange Agreement on February 14, 2008. We believe that we have satisfactory title to the properties owned and used in our business, subject to liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties, or the use of these properties in our business. We believe that our properties are adequate and suitable for us to conduct business in the foreseeable future.

Production, Prices and Operating Expenses

Our oil and gas activities commenced following the closing of the Securities Exchange Agreement on February 14, 2008.

Productive Wells

The following table sets forth the number of gross and net productive natural gas and oil wells in which we owned an interest as of March 31, 2008:

	Total Productive Wells (1)
	Gross (2)	Net (3)
Gas	2	1.02
Oil	-	-
Total	2	1.02

(1)	Productive wells are producing wells and wells capable of production.
(2)	A gross well is a well in which we own an interest.
(3)	The number of net wells is the sum of our fractional working interests owned in gross wells.

Exploration and Development Acreage

The following table indicates our interests in developed and undeveloped acreage as of March 31, 2008.

	Developed Acreage (1)		Undeveloped Acreage (2)
	Gross (3)	Net (4)	Gross (3)	Net (4)
Offshore Gulf Coast
Matagorda Bay	320	175	5,100	1,920

(1)	Developed acreage consists of acres spaced or assignable to productive wells.
(2)
Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

(3)	Gross acres refer to the number of acres in which we own a working interest.
(4)
Net acres represents the number of acres attributable to an owner’s proportionate working interest and/or royalty interest in a lease (e.g., a 50% working interest in a lease covering 320 acres is equivalent to 160 net acres).

Drilling Activity

Our drilling program has not yet been initiated and we have drilled no exploratory or development wells. We are expecting to commence our drilling program during the second quarter of 2008.

Present Activities

As of March 31, 2008, we do not have any wells in the process of drilling, or any other field operations in progress of material significance.

Delivery Commitments

We are not obligated under the terms of any existing contract or agreement to provide a fixed and determinable quantity of oil or gas in the future.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matter to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Since May 10, 2006, our common stock has been quoted on the OTC Bulletin Board. Prior to May 10, 2006, our common stock was traded on the “pink sheets.”

The following sets forth the prices reported to us by the “pink sheets” trading information. The prices reflected are the high and low closing bids, for each period as shown below.

		HIGH	LOW
Year 2006	January 1-March 31	$0.65	$0.25

Year 2006	April 1- May 9	$0.65	$0.25

The following table sets forth the range of high and low bid quotations for each period as shown below. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

		HIGH	LOW
Year 2006	May 10-June 30	$0.50	$0.30

Year 2006	July 1-September 30	$0.35	$0.16

Year 2006	October 1-December 31	$0.35	$0.13

Year 2007	January 1-March 31	$0.23	$0.13

Year 2007	April 1-June 30	$0.40	$0.13

Year 2007	July 1-September 30	$0.36	$0.24

Year 2007	October 1-December 31	$0.57	$0.08

As of April 11, 2008, there were 563 record holders of our common stock.

We have not paid dividends on our stock and do not anticipate paying any dividends thereon in the foreseeable future, and we are restricted from declaring dividends under the terms of the Securities Exchange Agreement.

As of December 31, 2007, we did not have any equity securities authorized for issuance pursuant to compensation plans.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

In Note 2 of our Financial Statements for the year ended December 31, 2007, our independent registered public accounting firm noted that there is substantial doubt about our ability to continue as a going concern. Our existence is dependent upon management funding operations and raising sufficient capital.

We incurred a cumulative net loss of $2,908,754 for the period from inception to December 31, 2007. At December 31, 2007, we had working capital of $(473,009). We have no history of earnings.

The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the years ended December 31, 2007 and 2006, respectively, and should be read in conjunction with the Financial Statements and related notes appearing elsewhere in this report.

Results of Operations

Selling, general and administrative expenses during the years ended December 31, 2007 and December 31, 2006 of $712,018 and $640,564, respectively, consisted primarily of expenses incurred to effect the acquisition and subsequent management of River Holdings and professional fees necessary to complete certain corporate filings with the SEC. Interest expense in connection with the $500,000 principal amount of convertible notes and five-year warrants to purchase 925,000 shares of common stock at $0.05 per share amounted to $0 and $208,881 for the years ended December 31, 2007 and 2006, respectively. For the year ended December 31, 2007, we recognized $130,000 of other income related to the forgiveness of an existing accounts payable for management and administrative fees due to officers and directors. Accordingly, we incurred losses of $579,464 and $847,372 for the years ended December 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

Net cash used in operating activities was $224,585 for the year ended December 31, 2007, as compared to $343,448 for the year ended December 31, 2006. The primary use of cash from operations in 2007 was the payment of general and administrative expenses for our management. The primary use of cash from operations in 2006 was to fund operations relating to the business acquisition of River Holdings.

Net cash provided by financing activities was $0 for the year ended December 31, 2007, as compared to $346,250 for the year ended December 31, 2006.

At December 31, 2007, we had working capital of $(473,009), as compared to working capital of $82,405 at December 31, 2006.

2008 Operations

As of February 14, 2008, we are principally engaged in the business of oil and gas exploration and production in the Texas Gulf Coast region. We are the operator of the wells acquired from Cinco Natural Resources Corporation and Flash Gas and Oil Southwest, Inc. and intend to drill wells in the exploratory prospects that we acquired through those acquisitions. In addition to drilling the exploratory prospects, we anticipate making at least one production acquisition within the next six months, which would require additional funds to be raised. We do not presently have any agreements or commitments to make any such additional acquisitions, and there is no assurance that we will have available the funds necessary to complete any acquisition or that we will be able to reach an agreement to acquire additional prospects on acceptable terms, if at all.

Our business model is based on growing the company by completing production acquisitions with upside proven locations to be drilled and by participating in drilling prospects generated in-house and by third parties. Acquisitions will have associated production equipment. The number of acquisitions we complete and number of prospects in which we participate, if any, will determine whether we will hire additional employees. There is the potential for a significant increase in the number of employees in the event that we acquire or develop additional oil and gas properties and related assets.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principals (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies related to our December 31, 2007 reporting period are described in Note 1 to the Financial Statements. With the consummation of the Securities Exchange on February 14, 2008, our critical accounting policies have changed. Certain of these policies are of particular importance to the portrayal of our financial position and results of operations, and require the application of significant judgment by management. We analyze our estimates, including those related to reserves, depletion and impairment of oil and gas properties, and the ultimate utilization of the deferred tax asset, and base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements subsequent to the Securities Exchange.

Full Cost Method of Accounting. Oil and gas properties are stated at historical cost using the full-cost method of accounting. Under this method, all costs associated with acquisition, exploration and development of oil and gas properties are capitalized. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling and equipping productive and non-productive wells. Capitalized costs are categorized as either being subject to amortization or not subject to amortization.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

In addition, capitalized costs, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the full cost ceiling) equal to the sum of:

1) the present value of estimated future net revenues computed by applying current prices of oil and gas reserves to estimated future production of proved oil and gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions;
2) plus the cost of properties not being amortized;
3) plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized;
4) less income tax effects related to the differences between the book and tax basis of the properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Revenue Recognition. We recognize oil and gas revenue from our interest in producing wells as the oil and gas is sold to third parties. Gas gathering operations revenues are recognized upon delivery of the product to third parties.

Reserve Estimates. Our estimates of oil and gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and gas reserves and future net cash flows depend upon a number of variable factors and assumptions, all of which may in fact vary considerably from actual results. These factors and assumptions include historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and gas prices, future operating costs, severance taxes, development costs and workover costs. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to an extent that these reserves may be later determined to be uneconomic. For these reasons, estimates of economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of future net cash flows expected there from, may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures, with respect to our reserves, will likely vary from estimates and such variances may be material. We contract with independent engineering firms to provide reserve estimates for reporting purposes.

Income Taxes. Significant management judgment is required to determine the provisions for income taxes and to determine whether deferred tax assets will be realized in full or in part. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When it is more likely than not that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable.

Additionally, despite our belief that our tax return positions are consistent with applicable tax law, we believe that certain positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Effective January 1, 2007, we adopted FIN 48. FIN 48 clarified the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 prescribes how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date. The adoption of FIN 48 did not have a material effect on our financial statements.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. In February 2008, the FASB granted a one-year deferral of the effective date of this statement as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (e.g. those measured at fair value in a business combination and goodwill impairment). SFAS No. 157 is effective for all recurring measures of financial assets and financial liabilities (e.g. derivatives and investment securities) for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We have completed our initial evaluation of the impact of SFAS No. 157 as it relates to our financial assets and liabilities and determined that its adoption is not expected to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We do not expect the adoption of SFAS No. 159 to have a significant impact on our consolidated financial position, results of operations or liquidity.

In December 2007, Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements -- an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not currently have non-controlling interests in any of our subsidiaries.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2007.

Item 7. Financial Statements.

The consolidated financial statements are set forth herein commencing on page F-1.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the Securities and Exchange Commission are recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934.
An evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s Annual Report on Internal Control Over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Management has also evaluated the effectiveness of its internal control over external financial reporting in accordance with generally accepted accounting principles within the guidelines of the Committee of Sponsoring Organizations of the Treadway Commission framework. Based on the results of this evaluation, Management has determined that our internal control over financial reporting was effective as of December 31, 2007. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.
PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following sets forth the name, age, present principal occupation and employment history for Messrs. Gill, Pawelek, Psencik and Valdez and Ms. Spurlock during the past five years, all of whom assumed their positions subsequent to the Securities Exchange.

Robert Terry Gill, 59, has served as a director since April 2008. Mr. Gill is currently a partner at Spirit where he joined in 2004. From 1996 to 2003, Mr. Gill was employed by Newpark Resources as a technical manager. From 1988 to 1996 he served as the South Texas Area Manager for International Drilling Fluids. In 1986, Mr. Gill started Cablevest, a cable television business, where he served as president for two years. Prior to forming Cablevest, Mr. Gill started Gilden Laboratories where he served as president and was in chare of all financial aspects of operation for five years. From 1975-1981, Mr. Gill was employed as a drilling fluid engineer at TG Coast. Mr. Gill is a graduate of the University of Houston, Bachelor of Science 1971.

Michael J. Pawelek, 49, has served as a director and as our President since February 2008. Mr. Pawelek served as the President of Old Sonterra from its inception April 2007 until February 2008. Through October 2007, Mr. Pawelek was also the President of Boss Exploration & Production Corporation, a position he held since 2004. Mr. Pawelek was responsible for the operations of Boss Exploration. From 2000 to 2004, Mr. Pawelek served as a Vice President in control of operations for IBC Petroleum, Inc., an oil and gas exploration company, where he oversaw the operations of the company. Mr. Pawelek has a bachelor of science degree from Texas A&M University in civil engineering.

Wayne A. Psencik, 44, has served as our Vice-President-Operations since February 2008. Mr. Psencik served as the Vice President—Operations of Old Sonterra from its inception in April 2007 until February 2008. Through October 2007, Mr. Psencik was also the Vice President of Operations of Boss Exploration & Production Corporation, a position he held since June 2005. Mr. Psencik was responsible for the operations of Boss Exploration. Prior to his employment with Boss Exploration, Mr. Psencik served as an engineer and drilling manager at El Paso Energy, where he was responsible for the design and implementation of drilling and completion operations and the supervision of staff engineers. Mr. Psencik has a bachelor of science degree from Texas A&M University in petroleum engineering.

Sherry L. Spurlock, 46, has served as our Chief Financial Officer since February 2008. Ms. Spurlock served as the Chief Financial Officer of Old Sonterra from its inception in April 2007 through February 2008. Through October 2007, Ms. Spurlock was also the Chief Financial Officer of Boss Exploration & Production Corporation, a position she held since August 2005. Ms. Spurlock was responsible for the preparation of the financial statements and other financial and accounting matters for Boss Exploration. Prior to her employment with Boss Exploration, Ms. Spurlock was the controller and held various other financial positions with United Oil & Minerals, LP, an oil and gas exploration company. Ms. Spurlock is a CPA and has a bachelors of business administration degree from Stephen F. Austin State University in accounting.

Doyle Valdez, 52, has served as a director since April 2008. Mr. Valdez is currently the president of Valco Resource Management, Inc. where he has been since 1987. From 2001 to 2003 he served as Vice-President of Marketing for United Resources, LP. From 1986-1987, Mr. Valdez was the Marketing Director of EnerPro, Inc. Prior to that, Mr. Valdez was employed as an Engineering Administrative Assistant for Thomas D. Coffman, Inc. for four years. Mr. Valdez is a graduate of St. Edwards University, B.B.A. concentration in Finance, 1981 and Austin Community College, A.A. Sociology and Business, 1977.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of our common units to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common units. Directors, officers and 10% holders of the common units are required by Securities and Exchange Commission rules and regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our directors, officers and 10% holders were met but for the fact that Longview filed a Form 5 dated March 6, 2007 reporting the sale of 12,500 shares of our common stock on April 11, 2006 and the acquisitions of 11,054,474 shares of our common stock from conversion of certain convertible notes it owned and 925,000 shares of our common stock from exercise of warrants, respectively, on December 21, 2006. Longview failed to file the required Form 4 for each of the above described transactions within two business days after the completion of the transactions as required by the rules promulgated under Section 16(a) of the Exchange Act.

Corporate Governance

Our common stock trades on the OTC Bulletin Board. As such, we are not currently subject to corporate governance standards applicable to companies listed on national securities exchanges, which require, among other things, that the majority of the board of directors of a listed company be independent.

Since we are not currently subject to corporate governance standards relating to the independence of our directors, we have chosen to define an “independent” director in accordance with the American Stock Exchange’s requirements for independent directors. The American Stock Exchange independence definition includes a series of objective tests, such as that the director is not an employee of the company or any of its subsidiaries and has not engaged in various types of business dealings with the company. We currently have two directors that we believe are “independent” under the above definition.

We currently do not have an audit committee, compensation committee, nominating committee, executive committee of our Board of Directors, stock plan committee or any other committees. We do not have an audit committee financial expert.

We will become subject to the governance rules of any stock exchange on which our common stock may be listed in the future. However, the rules of many such exchanges, including the American Stock Exchange and NASDAQ, provide that a controlled company (i.e., a company more than 50% of whose voting power is held by an individual, a group or another company) is exempt from certain of such governance rules, including the requirement that the company’s board consist of a majority of independent directors and that executive compensation and nominations of directors be determined by independent directors. We are a controlled company and we therefore believe that we will be entitled to rely on these exemptions upon any listing our common stock on a stock exchange providing such exemptions.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing.

Item 10. Executive Compensation.

The following table sets forth information about the remuneration of our former executive officers for our last two completed fiscal years. Messrs. Taylor and Freer resigned upon consummation of the Securities Exchange.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Total
Howard Taylor, Chief Executive Officer (1)	2007	$170,000	$170,000
	2006	$198,000	$198,000

Richard Freer, Secretary	2007	$15,000	$15,000
	2006	$18,000	$18,000

(1) We incurred management and administrative fees totaling approximately $170,000 from Concorde Capital Limited, a company 100% owned by Howard Taylor, for the year ended December 31, 2007. A total of $93,333 was due to Concorde Capital Limited as of December 31, 2007.

There were no outstanding equity awards at December 31, 2007.

We did not pay any compensation to our directors for their services as such for the year ended December 31, 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information known to us about the beneficial ownership of our common stock as of April 11, 2008 for: (1) each person, entity or group that is known by us to beneficially own five percent or more of our common stock; (2) each of our directors; (3) each of our executive officers; and (4) our directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
The Longview Fund, LP (2) 600 Montgomery Street 44th Floor San Francisco, CA 94111	29,033,798	94.7%
Longview Fund International, Ltd. (“LFI”) (2) c/o Nemours Trustees Limited, Nemours Chambers, Quomar Complex 4F, Road Town, Tortola, British Virgin Islands	339,066	1.3%
Michael Pawelek (3)	0	0%
Wayne A. Psencik (3)	0	0%
Sherry L. Spurlock (3)	0	0%

(1) This table is based on 25,702,198 shares of common stock outstanding as of April 11, 2008. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from April 11, 2008, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(2) Longview beneficially owns 29,033,798 shares of common stock, 24,075,120 of which are issued and outstanding and 4,958,678 of which are issuable pursuant to a warrant. According to a Schedule 13D filed on February 20, 2008 by Viking Asset Management, LLC (“Viking”), Longview, LFI and certain other persons (the “Viking Group 13D”), the sole general partner of Longview is Viking Asset Management Ltd., a British Virgin Islands international business company (“Longview GP”), which provides managerial, investment and administrative services to affiliated entities. The address of Longview GP is c/o Nemours Chambers, Quomar Complex 4F, Road Town, Tortola, British Virgin Islands. Longview GP has delegated its investment advisory responsibilities with respect to Longview to Viking which, in its capacity as the investment advisor of Longview GP, makes all investment decisions for Longview. Viking’s principal address is 600 Montgomery Street, 44th Floor, San Francisco, California 94111.

According to the Viking Group 13D, LFI is a British Virgin Islands international business company that (directly and indirectly through subsidiaries or affiliated companies or both) is principally engaged in the business of investing in equity, debt and other securities and assets. Longview GP is the investment manager of LFI, and Viking is the sub-investment manager of LFI. In accordance with such relationships, LFI has delegated to Longview GP investment advisory responsibilities with respect to LFI. In its capacity as the investment advisor of Longview GP, Viking makes all investment decisions for LFI. According to the Viking Group 13D, Mr. Peter Benz is the Chairman and Chief Executive Officer and a Managing Member of Viking and may be deemed to control the business activities, including the investment activities, of one or more of Viking, Longview GP, Longview and LFI. According to the Viking Group 13D, Viking and Longview GP each may be deemed to have shared voting and dispositive authority over the shares of our common stock owned by Longview and LFI. Mr. Benz, as a control person of Viking, Longview GP, Longview and/or LFI, may be deemed to beneficially own all such shares.

(3) The address of each of Messrs. Pawelek and Psencik and Ms. Spurlock is c/o Sonterra Resources, Inc., 300 East Sonterra Boulevard, Suite 1220, San Antonio Texas, 78258.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

We paid Concorde Capital Limited, a company 100% owned by our former chief executive officer and director, Howard Taylor, management and administrative fees totaling of $191,087 for the year ended December 31, 2007. We also reimbursed Concorde Capital Limited $38,088 for out of pocket expenses for the year ended December 31, 2007. As of December 31, 2007, a total of $93,333 was outstanding and due to Concorde Capital Limited, after the effect of an agreement signed on August 3, 2007, whereby Concorde Capital Limited agreed to forgive $130,000 of its existing accounts receivable from us. These services were provided for fees that could be obtained from unrelated parties for the same amounts. These fees were paid to Concorde pursuant to a service agreement between us and Concorde.

We paid Cognate Engineering Services Inc., a company 100% owned by our former director William Dickie, management and administrative fees totaling of $10,000 for the year ended December 31, 2007.

In connection with certain financing Longview provided for our August 2007 acquisitions, Sonterra reimbursed Longview for its expenses incurred in connection therewith, the related transaction documents and consummation of the transactions contemplated by those documents, and Longview received a fee of 1% in connection with the $2,000,000 non-equity note issued by Old Sonterra on August 29, 2007.

Item 13. Exhibits

See the attached Index to Exhibits.

Item 14.  Principal Accountant Fees and Services.

The following set forth fees billed by De Meo, Young, McGrath of Ft. Lauderdale, LLP for the audit of our annual financial statements and other services rendered for the fiscal years ended December 31, 2007 and 2006:

	2007	2006
Audit fees(1)	$12,050	$17,050
Audit related fees	—	—
Tax fees(2)	—	—
All other fees	—	—
Total	$12,050	$17,050

(1) Audit fees represent services provided in connection with the fiscal year audit of our financial statements and review of our quarterly financial statements, notwithstanding when the fees were billed or when the service was rendered.
(2) Tax fees principally included tax advice, tax planning and tax return preparation, for services billed from January through December of the fiscal year.

Pre-Approval Policies

The Board of Directors’ policy is to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) provided by our independent auditor; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by us to our independent auditor in the fiscal year when services are provided; (2) were not recognized as on-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board of Directors and approved prior to the completion of the audit. The Board pre-approved all fees described above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2008.

SONTERRA RESOURCES, INC. By: /s/ Michael J. Pawelek Name: Michael J. Pawelek Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Michael J. Pawelek	President and Director	April 14, 2008
Michael J. Pawelek	(Principal Executive Officer)

/s/ Sherry L. Spurlock	Chief Financial Officer	April 14, 2008
Sherry L. Spurlock	(Principal Financial and Accounting Officer)

/s/ Rober Terry Gill	Director	April 14, 2008
Rober Terry Gill

/s/ Doyle Valdez	Director	April 14, 2008
Doyle Valdez

SONTERRA RESOURCES, INC. AND SUBSIDIARIES
(formerly River Capital Group, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Sonterra Resources, Inc. f/k/a River Capital Group, Inc.

We have audited the accompanying consolidated balance sheet of Sonterra Resources, Inc. f/k/a River Capital Group, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended, in conformity with US generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s dependence on outside financing, lack of sufficient working capital, and recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/De Meo, Young McGrath

Fort Lauderdale, Florida
April 14, 2008

SONTERRA RESOURCES, INC. AND SUBSIDIARIES
(formerly River Capital Group, Inc.)
Balance Sheet

December 31, 2007

ASSETS

Cash	$39,218

Total current assets	39,218

Total assets	$39,218

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable and accrued expenses	$384,640
Accounts payable to related parties	127,587

Total current liabilities	512,227

Stockholders' deficit:
Common stock, $.001 par value, 50,000,000 shares authorized: 38,552,749 shares issued and outstanding	38,552

Additional paid-in capital	2,397,193
Retained deficit	(2,908,754)

Total stockholders' deficit	(473,009)

Total liablities and stockholders' deficit	$39,218

The accompanying notes are an integral part of these financial statements.

SONTERRA RESOURCES, INC. AND SUBSIDIARIES
(formerly River Capital Group, Inc.)
Statements of Operations

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006

Revenue	$-	$-

Total revenue	-	-

Expenses:
Selling general and administrative	712,018	640,564

Total operating expenses	712,018	640,564

Total operating loss	(712,018)	(640,564)

Other income (expense):
Interest income	2,554	2,073
Other income	130,000	-
Interest expense	-	(208,881)
	132,554	(206,808)

Net income (loss)	$(579,464)	$(847,372)

Net income (loss) per share - basic and diluted	$(0.02)	$(0.03)

Weighted average shares outstanding	38,552,749	26,064,226

The accompanying notes are an integral part of these financial statements.

SONTERRA RESOURCES, INC. AND SUBSIDIARIES
(formerly River Capital Group, Inc.)
Statement of Changes in Stockholders' Deficit

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2005	25,382,275	$25,382	$1,368,300	$(1,481,918)	$(88,236)

Issuance of common stock for services	1,070,000	1,070	262,180	-	263,250

Restructuring of warrants associated with convertible notes	-	-	316,515	-	316,515

Conversion of convertible notes	11,045,474	11,045	380,953	-	391,998

Exercise of warrants	925,000	925	45,325	-	46,250

Net loss for the year ended December 31, 2006	-	-	-	(847,372)	(847,372)

Balance December 31, 2006	38,422,749	38,422	2,373,273	(2,329,290)	82,405

Issuance of common stock for services	130,000	130	23,920		24,050

Net loss for the year ended December 31, 2007				(579,464)	(579,464)

Balance December 31, 2007	38,552,749	$38,552	$2,397,193	$(2,908,754)	$(473,009)

The accompanying notes are an integral part of these financial statements.

SONTERRA RESOURCES, INC. AND SUBSIDIARIES
(formerly River Capital Group, Inc.)
Statements of Cash Flows

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006

Cash flows from operating activities:
Net loss	$(579,464)	$(847,372)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock given for compensation	24,050	263,250
Discount on convertible notes	-	211,733
Changes in operating assets and liabilities:
(Increase) decrease in other current assets	3,240	3,240
Increase (decrease) in accounts payable	347,335	2,261
Increase (decrease) in accounts payable to related parties	(19,746)	23,440

Total adjustments	354,879	503,924

Net cash used by operations	(224,585)	(343,448)

Cash flows from financing activities:
Proceeds from warrant exercise	-	46,250
Proceeds from convertible notes	-	300,000

Net cash provided by financing activities	-	346,250

Net increase (decrease) in cash	(224,585)	2,802

Cash at beginning of period	263,803	261,001

Cash at end of period	$39,218	$263,803

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SONTERRA RESOURCES, INC. AND SUBSIDIARIES
(formerly River Capital Group, Inc.)
Notes to Financial Statements
December 31, 2007

NOTE 1 - BASIS OF PRESENTATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Sonterra Resources, Inc., formerly River Capital Group, Inc., and its wholly owned subsidiaries River Capital Holdings Limited and River Reinsurance Limited, both inactive subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Impairment of Long Lived Assets:

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

Income Taxes:

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

 Loss per Common Share:

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

Fair Value of Financial Instruments:

The carrying values of current assets and current liabilities approximate fair values due to the short period of time to maturity.

SONTERRA RESOURCES, INC. AND SUBSIDIARIES
(formerly River Capital Group, Inc.)
Notes to Audited Consolidated Financial Statements
December 31, 2007

NOTE 1- BASIS OF PRESENTATIONS AND SIGNIFICANT ACCOUNTING POLICIES - continued

Income (Loss) Per Share:

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

Stock Options:

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

As of December 31, 2007, the Company had an accumulated deficit of $2,908,754. During the year ended December 31, 2007 the company suffered a net loss of $579,464. These factors raise substantial doubt about the Company's ability to continue as a going concern.

On August 3, 2007, the Company entered into a series of agreements (the “Agreement”) which resulted in the Company acquiring certain oil and gas leasehold interests and related assets, following which the Company will be engaged in the business of exploration and development of such properties. In addition, the Company will be obligated to divest its acquired insurance company, River Capital Holdings Limited and River Reinsurance Limited. The Company's continued existence is dependent upon management funding operations and raising sufficient capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - DUE TO RELATED PARTY

A Company owned by Howard Taylor, an officer and director of the Company, received management and administrative fees totaling $191,087 and $125,000 for the years ended December 31, 2007 and 2006, respectively. An additional $38,088 and $35,082 was received as reimbursement of direct out of pocket travel and other expenses for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007 a total of $93,333 was outstanding and due to Concorde Capital Limited. In connection with the Agreement signed on August 3, 2007 Concord Capital Limited agreed to forgive $130,000 of its existing accounts payable, which is included in other income in the consolidated statement of .operation for the year ended December 31, 2007.

We paid Cognate Engineering Services Inc., a company 100% owned by our director William Dickie, management and administrative fees totaling of $10,000 and $4,000 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007 a total of $23,035 was outstanding and due to Cognate Engineering Services Inc.

We paid Richard Freer, an officer, management and administrative fees totaling of $18,000 and $15,000 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007 a total of $11,219 was outstanding and due to Richard Freer.

SONTERRA RESOURCES, INC. AND SUBSIDIARIES
(formerly River Capital Group, Inc.)
Notes to Audited Consolidated Financial Statements
December 31, 2007

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

The convertible notes were secured by a security interest in all of the assets of the Company. The convertible notes included the following terms:

Interest at the greater of (i) the prime rate plus 4% per annum or (ii) 10%, payable quarterly beginning August 1, 2005;

Term of one year, but the note could prepaid at 110% of the principal if an insurance license were granted to River Reinsurance Limited and River Reinsurance Limited;

Convertible at any time by the holders into shares of the Company’s common stock at a price equal to $0.50; and

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

NOTE 5 - STOCKHOLDERS' EQUITY

During the year ended December 31, 2007, the Company issued 130,000 shares of its common stock as compensation for business consulting services. A charge of $24,050 was recorded for the year ended December 31, 2007, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

In May 2004, the stockholders of the Company adopted a Stock Option Plan (the "Plan"). Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company's common stock at the date of grant. Options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 3,842,275 shares of common stock for the Plan. This number automatically shall be adjusted annually at the

SONTERRA RESOURCES, INC. AND SUBSIDIARIES
(formerly River Capital Group, Inc.)
Notes to Audited Consolidated Financial Statements
December 31, 2007

NOTE 5 - STOCKHOLDERS’ EQUITY - continued

beginning of the Company's fiscal year to a number equal to 10% of the number of shares of the Company issued and outstanding at the end of the Company's last completed fiscal year. As of December 31, 2005, options to purchase 275,000 shares at a price of $2.00 per share had been granted pursuant to the Plan. The options are exercisable through February 5, 2009. On November 1, 2005, the Company issued 350,000 options at $0.50, which options were fully vested and expire on October 31, 2007. There were no options issued in 2006. On June 13, 2007 all of the options issued pursuant to this plan were cancelled. There was no financial impact as a result of this cancellation. As of December 31, 2007, there are no options outstanding under the Plan.

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

NOTE 6 - INCOME TAXES

The Company had available at December 31, 2007 net operating loss carryforwards for federal and state tax purposes of approximately $2,908,000 which could be applied against taxable income in subsequent years through 2026. The deferred tax asset for net operating losses was approximately $989,000 as of December 31, 2007 and a full valuation allowance was recorded since realization is uncertain.

Reconciliation of the differences between income taxes computed at the federal and state statutory tax rates and the provision for income taxes for the years ended December 31, 2007 and 2006 are approximately as follows:

	2007	2006

Income tax loss at federal statutory tax rate	(34)%	(34)%
State tax, net of federal benefit	(3.63)%	(3.63)%
Valuation allowance	37.63%	37.63%
Provision for taxes	—	—

The Company's deferred tax assets are as follows:

December 31, 2007

Net operating loss	$989,000
Valuation allowance	(989,000)
Net deferred tax assets	$—

NOTE 7 - COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations, or liquidity.

SONTERRA RESOURCES, INC. AND SUBSIDIARIES
(formerly River Capital Group, Inc.)
Notes to Audited Consolidated Financial Statements
December 31, 2007

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards, No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“ SFAS No. 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The adoption of this standard will have no impact to the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008. The adoption of this standard had no impact to the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R, which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard had no impact to the Company’s financial position, results of operations, or cash flows.

NOTE 9 - NOTE PURCHASE AGREEEMENT AND SUBSEQUENT EVENT (Unaudited)

On February 14, 2008, the Company consummated the transactions (the “Securities Exchange”) contemplated by the Securities Exchange and Additional Note Purchase Agreement entered into on August 3, 2007 with The Longview Fund, L.P., the beneficial owner, at the time, together with an affiliated fund, of approximately 66.6% of our common stock (“Longview”). As part of the Securities Exchange (i) our 38,552,749 then issued and outstanding shares of common stock were combined into 3,855,275 shares of common stock in a 1-for-10 reverse stock split; (ii) our name was changed to “Sonterra Resources, Inc.”; and (iii) Longview exchanged all of its shares of common stock of our now wholly owned subsidiary, Sonterra Oil & Gas, Inc., formerly known as Sonterra Resources, Inc. (“Old Sonterra”), a $5,990,010 equity note from Old Sonterra and a warrant to purchase 50 shares of Old Sonterra common stock for 21,846,558 shares of our common stock and a warrant to purchase 4,958,678 shares of our common stock. Longview also exchanged its $2,000,000 non-equity note from Old Sonterra for a senior secured note made by us in an equal principal amount.

As a result of the Securities Exchange (i) we own 100% of the issued and outstanding capital stock of Old Sonterra; (ii) we are engaged, through Old Sonterra, in the operation and development of oil and gas properties and related assets; (iii) our management is comprised of the management of Old Sonterra; (iv) the former stockholders of Old Sonterra now hold 95.8% of our common stock; and (v) we have ceased to be a “shell company.”

SONTERRA OIL & GAS, INC.
(formerly River Capital Group, Inc.)
Notes to Audited Consolidated Financial Statements
December 31, 2007

NOTE 9 - NOTE PURCHASE AGREEMENT AND SUBSEQUENT EVENT (Unaudited) - continued

The following pro forma condensed consolidated balance sheet presents the effects of the Securities Exchange as if it was effective on December 31, 2007.

	Sonterra Resources, Inc. (formerly River Capital Group, Inc.)	Sonterra Oil & Gas, Inc.	Pro Forma Adjustments Related to Subsequent Event		Pro Forma Consolidated Balance Sheet
Assets
Current Assets	$39,218	$5,249,399	$—		$5,288,617
Property and Equipment, Net	—	5,856,692	—		5,856,692
Other Assets	—	285,353	(213,925)	(c)	71,428
Total Assets	$39,218	$11,391,444	$(213,925)		$11,216,737

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities	$512,227	$4,485,859	$(337,000)	(f)	$4,661,086
Noncurrent Liabilities	—	8,106,761	(5,990,010)	(b)	2,116,751
Shareholders’ Equity (Deficit)	(473,009)	(1,201,176)	5,990,010	(b)	4,438,900
			(213,925)	(c)
			—	(e)
			337,000	(f)
Total Liabilities and Shareholders’ Equity (Deficit)	$39,218	$11,391,444	$(213,925)		$11,216,737

Common Share Data:
Shares Authorized	50,000,000	1,000	(45,000,000)	(a)	5,000,000
			(1,000)	(d)
Shares Issued	38,552,749	363	(34,697,444)	(a)	26,347,024
			21,846,558	(c)
			(363)	(d)
			645,161	(e)
Shares Outstanding	38,552,749	333	(34,697,474)	(a)	26,346,994
			21,846,558	(c)
			(333)	(d)
			645,161	(e)

(a)	Reduce the number of Sonterra Resources, Inc. shares authorized, issued and outstanding to reflect the 10:1 reverse stock split.
(b)	Convert the Equity Note from debt to equity.
(c)	Adjust debt issuance costs for balances related to the Equity Note which was converted from debt to equity.
(d)	Eliminate shares authorized, issued and outstanding for Sonterra Oil & Gas, Inc.
(e)	New shares of Sonterra Resources, Inc. common stock issued concurrent with the Securities Exchange as compensation for third party advisory services received in relation to the transaction.
(f)	Accrue expenses of Sonterra Resources, Inc. incurred through the date of and related to the Securities Exchange.

INDEX TO EXHIBITS

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 10-SB filed February 11, 2000).

3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed June 7, 2004).

3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed February 14, 2008)

3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed February 14, 2008).

10.1	Settlement Agreement dated December 31, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 8, 2007).

10.2
Securities Exchange and Additional Note Purchase Agreement, dated August 3, 2007, by and between the Registrant and The Longview Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed August 9, 2007).

10.3	Schedules to Securities Exchange and Additional Note Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed August 9, 2007).

10.4
Security Agreement, dated as of July 9, 2007, between Sonterra Resources, Inc. (“Sonterra”) and Viking Asset Management, LLC, as Collateral Agent (the “Collateral Agent”) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed August 9, 2007).

10.5
First Amendment to Security Agreement, dated as of August 3, 2007, between Sonterra and the Collateral Agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed August 9, 2007).

10.6
Mortgage, Deed of Trust, Assignment of Production, Security Agreement, Fixture Filing and Financing Statement, dated August 3, 2007 from Sonterra to the Collateral Agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed August 9, 2007).

10.7*	Joinder to Security Agreement by Sonterra Resources, Inc.

10.8*	Guaranty dated February 14, 2008 by Sonterra Oil & Gas, Inc. and Sonterra Operating, Inc. in favor of Viking Asset Management LLC.

10.9*	Pledge Agreement dated February 14, 2008, between Sonterra Oil & Gas, Inc. and Viking Asset Management LLC.

10.10*
First Amendment To Mortgage, Deed of Trust, Assignment of Production, Security Agreement, Fixture Filing and Financing Statement, dated August 29, 2007, by Sonterra Resources, Inc. for the benefit of Viking Asset Management, LLC.

10.11*	Warrant to Purchase Common Stock dated February 14, 2008 and issued to The Longview Fund, L.P.

10.12*	Senior Secured Note dated February 14, 2008 and issued to The Longview Fund, L.P.

10.13*	Registration Rights Agreement, dated February 14, 2008, between Sonterra Resources, Inc. and The Longview Fund, L.P.

10.14*	Employment Agreement, dated February 14, 2008, between Sonterra Resources, Inc. and Michael J. Pawelek.

10.15*	Employment Agreement, dated February 14, 2008, between Sonterra Resources, Inc. and Wayne A. Psencik.

10.16*	Employment Agreement, dated February 14, 2008, between Sonterra Resources, Inc. and Sherry L. Spurlock.

10.17*	February 2008 Amendment Agreement, dated February 14, 2008, between Sonterra Resources, Inc. and The Longview Fund, L.P.

10.18	2007 Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K filed August 9, 2007).

10.19	Form of Stock Option Agreement for Employees under Registrant’s 2007 Stock Option Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K filed August 9, 2007).

10.20	First Amendment to Registration Rights Agreement, dated March 12, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 18, 2008).

21*	Subsidiaries of the Registrant

31.1*	Rule 13a-14(a) Certification

31.2*	Rule 13a-14(a) Certification

32.1*	Section 1350 Certification

32.2*	Section 1350 Certification

*	Filed herewith.