Form 10-Q
period 2008-03-31
SONTERRA RESOURCES, INC.
filed 2008-05-15
CIK 1104594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ______________-__.

Commission File Number: 000-29463

SONTERRA RESOURCES, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	51-0392750
(State or Other Jurisdiction of	(IR. Employer Identification No.)
Incorporation or Organization)

300 East Sonterra Blvd., Suite 1220 San Antonio, Texas 78258 (Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (210) 545-5994

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒  NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐  NO ☒

As of May 14, 2008 the Registrant had 26,347,359 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ITEM 1. FINANCIAL STATEMENTS

SONTERRA RESOURCES, INC.
Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and equivalents	$1,147,782	$2,195,899
Accounts receivable	590,291	2,901,502
Prepaid expenses	194,311	151,998
Total current assets	1,932,384	5,249,399

Property and Equipment, net
Oil and gas properties (full cost method of accounting)
Unproved properties	851,736	848,894
Proved properties	4,571,866	4,547,578
Pipelines and facilities	778,418	778,418
Total oil and gas properties	6,202,020	6,174,890
Less accumulated depreciation, depletion
and amortization	(413,982)	(348,198)
	5,788,038	5,826,692
Other property and equipment, net	31,846	30,000
Total property and equipment, net	5,819,884	5,856,692

Other Assets
Debt issuance costs, net of amortization	64,621	285,353
Total other assets	64,621	285,353

Total Assets	$7,816,889	$11,391,444

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Accounts payable, trade	$894,362	$2,378,342
Other payables and accrued liabilities	512,563	890,496
Participant advances received	977,743	948,494
Interest payable	63,767	268,527
Total current liabilities	2,448,435	4,485,859

Noncurrent Liabilities
Long-term debt	2,000,000	7,990,010
Asset retirement obligation	120,491	116,751
Total noncurrent liabilities	2,120,491	8,106,761

Shareholders' Equity (Deficit)
Common stock; par value $0.001 per share; authorized 50,000,000 shares; issued and outstanding 26,347,359 and 38,552,749 shares	26,347	38,552
Additional paid in capital	5,682,096	(28,562)
Retained earnings (deficit)	(2,460,480)	(1,211,166)
Total shareholders' equity (deficit)	3,247,963	(1,201,176)

Total Liabilities and Shareholders' Equity (Deficit)	$7,816,889	$11,391,444

See notes to consolidated financial statements.

SONTERRA RESOURCES, INC.
Consolidated Statements of Operations
(Unaudited)

Three Months
Ended
March 31, 2008

Revenues
Oil and gas sales	$115,756
Contract operating income	54,727
Operating overhead income	10,119
Gas gathering operations	18,461
Total revenues	199,063

Costs and Expenses
Lease operating expenses	300,958
Production taxes	8,147
Depreciation, depletion and amortization	65,784
Accretion on asset retirement obligation	3,740
General and administrative	982,155
Total costs and expenses	1,360,784

Income (Loss) from Operations	(1,161,721)

Other Income (Expense)
Interest expense	(70,593)
Debt issuance costs amortization	(17,001)
Net other income (expense)	(87,594)

Net Income (Loss) Before Tax	(1,249,315)

Deferred income tax expense (benefit)	-

Net Income (Loss)	$(1,249,315)

Earnings (Loss) Per Common Share:
Basic	$(0.05)
Diluted	$(0.05)

Weighted average number of common
shares outstanding:
Basic	26,028,323
Diluted	26,028,323

See notes to consolidated financial statements.

SONTERRA OIL & GAS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Three Months
Ended
March 31, 2008

Operating Activities
Net income (loss)	$(1,249,315)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	65,784
Accretion on asset retirement obligation	3,740
Stock compensation expense	554,483
Debt issuance costs amortization	17,001
Changes in operating assets and liabilities:
Accounts receivable	2,311,211
Prepaid expenses	(42,313)
Accounts payable and accrued liabilities	(1,861,913)
Net accounts payable acquired in acquisition of Sonterra Resources, Inc.	(642,308)
Participant advances received	29,249
Interest payable	(204,760)
Net cash used by operating activities	(1,019,141)

Investing Activities
Purchases and development of oil and gas properties	(27,130)
Purchase of other property and equipment	(1,846)
Net cash used by investing activities	(28,976)

Financing Activities
Net cash provided (used) by financing activities	-

Net Decrease in Cash and Equivalents	(1,048,117)

Cash and equivalents at beginning of period	2,195,899

Cash and Equivalents at End of Period	$1,147,782

See notes to consolidated financial statements.

SONTERRA RESOURCES, INC.
Notes to Consolidated Financial Statements
Period Ended March 31, 2008 (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements report interim financial information for Sonterra Resources, Inc., a Delaware corporation (“Sonterra Resources”), and its wholly owned subsidiaries Sonterra Oil & Gas, Inc., a Delaware corporation (“Sonterra Oil & Gas”), and Sonterra Operating, Inc., a Delaware corporation (“Sonterra Operating”, and together with Sonterra Oil & Gas, the “Subsidiaries”). References to “the Company” refer to Sonterra Resources or Sonterra Resources and its Subsidiaries as of March 31, 2008.

The Company was originally incorporated in Florida on June 17, 1997, as Permastoprust International, Inc. The name was changed to Greystone Credit Inc. in June 1999. On August 4, 1999, Greystone Credit Inc. acquired whOOdoo.com, Inc., a Florida corporation, in a share exchange. In connection with the share exchange, the Company’s state of incorporation was changed to Delaware and its name to was changed whOOdoo.com, Inc. On July 17, 2000, the Company’s name was changed to Ballistic Ventures, Inc., and on June 5, 2004, the name was changed to River Capital Group, Inc. The Company at that time had intended to establish and grow a core reinsurance business but was unable to raise equity or debt capital and abandoned the efforts to establish a reinsurance business.

On February 14, 2008, the Company consummated the transactions (the “Securities Exchange”) set forth in the Securities Exchange and Additional Note Purchase Agreement entered into on August 3, 2007 with The Longview Fund, L.P. (“Longview”), the then beneficial owner, together with an affiliated fund, of approximately 66.6% of the Company’s common stock. The Securities Exchange was comprised by a series of transactions that occurred as part of the closing that included the following: (i) the Company’s 38,552,749 issued and outstanding shares of common stock were combined into 3,855,275 shares of common stock in a 1-for-10 reverse stock split; (ii) the Company’s name was changed from River Capital Group, Inc. to Sonterra Resources, Inc.; and (iii) Longview exchanged (A) all of its shares of common stock of Sonterra Oil & Gas, Inc., (B) a $5,990,010 equity note from Sonterra Oil & Gas and (C) a warrant to purchase 50 shares of Sonterra Oil & Gas common stock for (X) 21,846,558 shares of Sonterra Resources’ common stock and (Y) a warrant to purchase 4,958,678 shares of Sonterra Resources’ common stock. Longview also exchanged its $2,000,000 non-equity note issued by Sonterra Oil & Gas for a senior secured note issued by Sonterra Resources in an equal principal amount.

As a result of the Securities Exchange (i) 100% of the issued and outstanding capital stock of Sonterra Oil & Gas is now owned by Sonterra Resources; (ii) Sonterra Resources is engaged, through its Subsidiaries, in the operation and development of oil and gas properties and related assets; (iii) Sonterra Oil & Gas’s management also became the management of Sonterra Resources; and (iv) the former shareholders of Sonterra Oil & Gas now hold  approximately 95% of the common stock of Sonterra Resources.

Although Sonterra Resources was the legal acquirer of Sonterra Oil & Gas and continues as a publicly traded entity, Sonterra Oil & Gas is the acquirer for financial reporting purposes. Accordingly, Sonterra Resources has prospectively adopted the accounting methods of Sonterra Oil & Gas. For SEC reporting purposes, Sonterra Resources presents Sonterra Oil & Gas’s historical financial statements through the effective date of the Securities Exchange, and combined financial results thereafter. The consolidated financial statements for the interim period ended March 31, 2008 include the financial results of Sonterra Resources from the effective date of the Securities Exchange through March 31, 2008, and the financial results of Sonterra Oil & Gas for the entire three month period ended March 31, 2008. Because Sonterra Oil & Gas was not formed until April 17, 2007, there is no comparative financial information available to present for the three month period ended March 31, 2007. The consolidated balance sheet as of December 31, 2007 presents the accounts of Sonterra Oil & Gas.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accounting policies followed by the Company are described in Note A to the audited consolidated financial statements for the period ended December 31, 2007 and reported on our Current Report on Form 8/K-A filed with the SEC May 13, 2008.

In the opinion of management, all normal recurring adjustments considered necessary for the fair statement of the results for the interim period presented have been included.

SONTERRA RESOURCES, INC.
Notes to Consolidated Financial Statements
Period Ended March 31, 2008 (Unaudited)

2.  Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share considers the dilutive effect of the average number of common stock equivalents, consisting of the Company’s common stock options and warrants, that were outstanding during the period. For the three month interim period presented, a net loss was incurred. Therefore, consideration of common stock equivalents in the calculation of the weighted average number of shares outstanding was not applicable because the effect would have been anti-dilutive.

For purposes of calculating the weighted average number of common shares outstanding and earnings (loss) per share data, the number of Sonterra Resources common shares outstanding immediately following the Securities Exchange transaction is deemed to be included in the number of common shares of the Company outstanding during the interim period.

3.  Stock Based Compensation

Concurrent with the consummation of the Securities Exchange, the Company adopted the 2007 Non-Qualified Stock Option Plan to provide for the issuance of stock options as compensation to key employees, officers and non-employee directors. Immediately upon adoption, common stock options were issued to management employees of the Company pursuant to the Plan.

In accordance with Statement of Financial Accounting Standard 123, the Company determines the value of the stock based compensation granted to its employees by use of a Black-Scholes valuation model. That value is recognized as stock compensation expense over the expected life of the underlying options. Total stock-based compensation expense recognized for the three months ended March 31, 2008 was $554,483.

Stock Options:  Stock options issued to employees under the 2007 Non-Qualified Stock Option Plan vest incrementally over a period of three years and have a ten-year life. On February 14, 2008, a total of 5,140,359 common stock options were issued to management. These options have exercise prices that range from $0.332 to $0.453 per share, and expire in February 2018. None of these options had vested as of March 31, 2008.

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at December 31, 2007	-	-	-	-
Issued	5,140,359	$0.393	10.0	$7,276,200
Exercised	-

Outstanding, unvested at March 31, 2008	5,140,359	$0.393	10.0	$7,276,200

Warrants: As of March 31, 2008, the Company had outstanding warrants to purchase 4,958,678 shares of common stock at $0.302 per share, which expire in February 2013.

SONTERRA RESOURCES, INC.
Notes to Consolidated Financial Statements
Period Ended March 31, 2008 (Unaudited)

4. Long-Term Debt

On August 3, 2007, in connection with the closing of an oil and gas property acquisition and pursuant to a securities purchase agreement with Longview, Sonterra Oil & Gas received an advance of $5,990,010 in exchange for a senior secured note (the “Equity Note”) payable to the Longview. The Equity Note was issued with a maturity date of August 31, 2010, with the principal balance being due in full at maturity. Interest payments under the Equity Note were due quarterly at a rate equal to a three-month LIBOR plus 8.25%, redetermined for each calendar quarter. Concurrent with the issuance of the Equity Note on August 3, 2007, Sonterra also issued to Longview a warrant to purchase 50 shares of the Sonterra Oil & Gas common stock. As part of the Securities Exchange, on February 14, 2008, Longview exchanged all its shares of Sonterra Oil & Gas common stock and the Equity Note for 21,846,558 shares of Sonterra Resources. Also as part of the Securities Exchange, Longview exchanged the warrant to purchase 50 shares of the Sonterra Oil & Gas common stock for a warrant to purchase 4,958,678 common shares of Sonterra Resources.

On August 29, 2007, Sonterra Oil & Gas received $2,000,000 in exchange for a senior secured note (the “Non-Equity Note”) payable to Longview. A portion of these proceeds were used to provide funds for the acquisition certain oil and gas properties. The Non-Equity note was issued with a maturity date of August 31, 2010, with the principal balance being due in full at maturity. Interest payments are due quarterly at a rate equal to a three-month LIBOR plus 8.25%, redetermined for each calendar quarter. As part of the Securities Exchange, on February 14, 2008, Longview exchanged the Non-Equity Note for a $2,000,000 senior secured note issued by Sonterra Resources (the “Initial Sonterra Note”) that has the same terms as the Non-Equity Note.

Subject to certain terms and conditions, and during the period from February 14, 2008 through December 31, 2008, the Company has the option to obtain additional debt financing from Longview by issuing additional senior secured notes with a maturity date of August 31, 2010. The principal amounts of these additional notes, if the Company chooses to issue them, may not exceed $2 million in any fiscal quarter. Interest payments on these notes, if issued, are due quarterly at a rate equal to a three-month LIBOR plus 8.25%, redetermined for each calendar quarter.

The following is a schedule of principal maturities of debt as of March 31, 2008, after giving consideration to the exchange of the $5,990,010 senior secured note for common stock of the Company as described above:

As of March 31, 2008,
2008	$—
2009	—
2010	2,000,000
Total	$2,000,000

Each of the Equity Note, Non-Equity Note and Initial Sonterra Note contain or contained certain restrictive covenants that, among other things, limit the incurrence of additional debt, investments, liens, dividends, prepayments of indebtedness, asset dispositions, mergers and consolidations, and other matters customarily restricted in such agreements. The Equity and Non-Equity Note were retired on February 14, 2008 upon consummation of the Securities Exchange. The Initial Sonterra Note requires the Company to comply with certain financial covenants, including a minimum quarterly revenue amount, a minimum oil and gas reserve quantity amount, and a minimum proved reserve value ratio. The Initial Sonterra Note also includes certain events of default. The financial covenants are measured as of each calendar quarter. Upon the occurrence and continuation of an event of default, the holder of the Initial Sonterra Note may declare all or any portion of the Initial Sonterra Note to be due and payable immediately. The Company was not in compliance with all covenants of the outstanding Initial Sonterra Note at December 31, 2007. A waiver of requirement for compliance with the debt covenants at December 31, 2007 was received from Longview, and the financial covenants of the Initial Sonterra Note were amended through December 31, 2008.

5. Securities Exchange Among Sonterra Resources, Inc. and Sonterra Oil & Gas, Inc.

As described in Note 1, on February 14, 2008, Sonterra Resources, Inc. completed the Securities Exchange with Sonterra Oil & Gas, Inc., effecting a change in control of Sonterra Resources. In exchange for all of their Sonterra Oil & Gas common stock and the $5,990,010 Equity Note issued by Sonterra Oil & Gas, the Sonterra Oil & Gas shareholders received 21,846,558 shares of the common stock of Sonterra Resources. The former shareholders of Sonterra Oil & Gas held approximately 95% of the common stock of Sonterra Resources immediately following the Securities Exchange.

SONTERRA RESOURCES, INC.
Notes to Consolidated Financial Statements
Period Ended March 31, 2008 (Unaudited)

5. Securities Exchange Among Sonterra Resources, Inc. and Sonterra Oil & Gas, Inc., continued

Prior to the Securities Exchange, Sonterra Resources was a “shell” company with no operations. Sonterra Oil & Gas is engaged in the exploration, development and operation of oil and gas properties in the United States. The Securities Exchange was consummated because management believes the combined public company will be better positioned to access capital markets and to acquire and develop oil and gas properties in the future, both of which are necessary for the long-term growth of the Company and its value.

For financial reporting purposes, Sonterra Oil & Gas acquired Sonterra Resources, though Sonterra Resources is the legal acquirer in the transaction. Sonterra Resources has conformed to the accounting methods of Sonterra Oil & Gas. The purchase price of the transaction was determined using the net asset value method. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the Securities Exchange:

As of February 14, 2008
Current Assets:
Cash	$9,113
Current Liabilities:
Accounts Payable	(651,423)
Net Liabilities Acquired	$(642,308)

The pro forma results of the combined operations of Sonterra Resources and Sonterra Oil & Gas for the three months ended March 31, 2008 and 2007 are presented below. Note that the pro forma results presented for the three months ended March 31, 2007 include only results related to Sonterra Resources, as Sonterra Oil & Gas was not formed until April 2007, and thus had no operations during the three month period ended March 31, 2007.

	March 31, 2008	March 31, 2007

Revenues	$199,063	$-
Costs and Expenses	3,206,928	112,500
Income (Loss) from Operations	(3,007,865)	(112,500)

Other Income (Expense)	(88,169)	98

Net Income (Loss)	$(3,096,034)	$(112,402)

Basic EPS	$(0.12)	$(0.00)
Weighted Average Common Shares Outstanding	26,028,353	38,444,659

SONTERRA RESOURCES, INC.
Notes to Consolidated Financial Statements
Period Ended March 31, 2008 (Unaudited)

6. Recent Accounting Pronouncements

FASB Statement of Accounting Standard No. 157, “Fair Value Measurement”(“SFAS 157”): SFAS 157, issued in September 2006, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. In February 2008, the FASB granted a one-year deferral of the effective date of this statement as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (e.g., those measured at fair value in a business combination and goodwill impairment). SFAS No. 157 is effective for all recurring measures of financial assets and liabilities (e.g., derivatives and investment securities) for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

FASB Statement of Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”): SFAS 159, issued in February 2007, allows entities the option to measure the eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company did not elect the fair value option for any of its existing financial instruments. The Company has not determined whether or not it will elect this option for financial instruments it may acquire in future periods.

FASB Statement of Accounting Standards No. 141 (R), “Business Combinations” (“SFAS 141(R)”): SFAS No. 141(R) was issued in December 2007 to replace SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire and the goodwill acquired. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

FASB Statement of Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”): SFAS 160, issued in December 2007, establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any non-controlling interests in its subsidiaries and thus does not expect the adoption of SFAS 160 to impact its consolidated financial statements.

FASB Statement of Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”): SFAS 161, issued in March 2008, requires new and expanded disclosures regarding hedging activities. These disclosures include, but are not limited to, a proscribed tabular presentation of derivative data; financial statement presentation of fair values on a gross basis, including those that currently qualify for netting under FASB Interpretation No. 39; and specific footnote narrative regarding how and why derivatives are used. The disclosures are required in all interim and annual reports. SFAS 161 is effective for fiscal and interim periods beginning after November 15, 2008. The Company is not currently engaged in any hedging activities and thus does not expect the application of SFAS 161 to impact its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q quarterly report of Sonterra Resources, Inc. (the “Company”) for the three months ended March 31, 2008, may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to: general economic, financial and business conditions; the Company’s ability to minimize expenses; the Company’s ability to attract and retain key personnel to support its present and planned operations; the Company’s ability to acquire additional oil and gas properties and/or operations on acceptable terms, or at all; the Company’s ability to obtain additional necessary financing from outside investors and/or bank and mezzanine lenders; and the ability of the Company to generate sufficient revenues to cover operating expenses and position it to achieve positive cash flow.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  The Company believes the information contained in this Form 10-Q to be accurate as of the date hereof.  Changes may occur after that date, and the Company will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the financial statements for the fiscal year ended December 31, 2007, as set forth in the Company’s Form 8-K/A filed with the U.S. Securities and Exchange Commission on May 13, 2008.

Significant Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The Company believes certain significant accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.  A description of the Company’s significant accounting policies is set forth in the Company’s Form 8-K/A, which contains the Company’s financial statements for the year ended December 31, 2007.  As of, and for the three months ended March 31, 2008, there have been no material changes or updates to the Company’s significant accounting policies.

General Overview of Operations and Current Year Developments

Sonterra Resources, Inc., formerly known as River Capital Group, Inc., is an oil and gas exploration and production company. On February 14, 2008, we consummated the transactions (the “Securities Exchange”) contemplated by the Securities Exchange and Additional Note Purchase Agreement entered into on August 3, 2007 with The Longview Fund, L.P. Longview, together with an affiliated fund, owns approximately 95.8% of our common stock.

The following events occurred prior to or at the closing of the Securities Exchange:

•	our 38,552,749 issued and outstanding shares of common stock were combined into 3,855,275 shares of common stock in a 1-for-10 reverse stock split;
•	our name was changed to “Sonterra Resources, Inc.”; and

•
Longview exchanged all of its shares of common stock of Sonterra Oil & Gas, Inc. (“Sonterra Oil & Gas”), a $5,990,010 equity note from Sonterra Oil & Gas and a warrant to purchase 50 shares of Sonterra Oil & Gas common stock for 21,846,558 shares of our common stock, and a warrant to purchase 4,958,678 shares of our common stock; and Longview also exchanged its $2,000,000 non-equity note from Sonterra Oil & Gas for a senior secured note made by us in an equal principal amount.

As a result of the Securities Exchange:

•	we own 100% of the issued and outstanding capital stock of Sonterra Oil & Gas;
•	we are engaged, through Sonterra Oil & Gas and Sonterra Operating, Inc., in the operation and development of the oil and gas properties and related assets;
•	our management is comprised of the management of Sonterra Oil & Gas; and
•
although we were the legal acquirer of Sonterra Oil & Gas and continue as a publicly traded entity, Sonterra Oil & Gas was the acquirer for financial reporting purposes, and, accordingly, we have adopted to accounting methods of Sonterra Oil & Gas and, for SEC reporting purposes, our historical financial statements are those of Sonterra Oil & Gas through the effective date of the Securities Exchange on February 14, 2008 and our combined financial results thereafter.

Our oil and gas assets primarily consist certain oil and gas properties and related assets that we acquired in August 2007 from Cinco Natural Resources Corporation (“Cinco”) and Flash Gas & Oil Southwest, Inc. (“Flash”) in two separate transactions for an aggregate amount of approximately $5.9 million. Our wholly owned subsidiary, Sonterra Operating, Inc., is the named operator of our oil and gas properties, which are located in Matagorda Bay offshore the Texas coast. In the Cinco acquisition, we purchased for approximately $5.0 million 60% of the interests held by Cinco in the Texas State Tract 150 Wells No. 1 and No. 2 located in Matagorda Bay, Texas, as well as the 320-acre oil and gas lease related to those wells and certain other leases covering approximately 3,200 additional acres located in Matagorda Bay. In the Flash acquisition, we purchased for approximately $1.2 million cash all of the interests held by Flash in the Texas State Tract 150 Wells No. 1 and No. 2 and a seven-mile pipeline that connects the wells to the Keller Bay onshore facility located in Calhoun County, Texas. As discussed below, the Texas State Tract 150 Well No. 2 has been shut-in as a result of sand production.

In December 2007, we acquired an additional 1,920 gross (960 net) offset acres for one of the undrilled Matagorda Bay prospects, giving us with combined total acreage of approximately 5,500 gross (2,100 net) acres. On December 18, 2007, the Texas State Tract 150 Well No. 2 was shut-in because it was producing sand. During the three months ended March 31, 2008, we worked over this well in an attempt to clean the sand out of the wellbore. Following the workover, sand production again caused the well to shut-in, and the well remains shut-in pending evaluation for future utility. We have identified four additional drilling locations on our acquired acreage and expect to drill a well on the first location during the second quarter of 2008.

On April 8, 2008, Sonterra Operating, Inc. entered into a definitive contract operating agreement with South Texas Oil Company, to be effective as of April 1, 2008, pursuant to which Sonterra Operating began overseeing daily operations of both operating services and accounting services for the operated and non-operated properties of South Texas Oil Company as an independent contractor acting in the role of contract operator for a fee of $75,000 per month. Michael J. Pawelek, our Chairman and Chief Executive Officer, is also the Chairman of South Texas Oil Company. Our board of directors, with Mr. Pawelek recused from voting as a potentially interested party, reviewed and evaluated the terms of the contract operating agreement and determined that the terms were commercially reasonable prior to authorizing our entry into and performance of the contract operating agreement.

Results of Operations

Revenues. During the three months ended March 31, 2008, we reported oil and gas revenues of $199,063, primarily from oil and gas sales and contract operating income. As described above, one of our two productive wells was shut in for the interim three months. Accordingly, reported oil and gas sales relate to the production from the remaining well. Contract operating income for the period consists primarily of fees we earned for providing contract operating services for Cinco Natural Resources for the month of January 2008. The contract with Cinco was terminated January 31, 2008.

Lease Operating Expenses. During the three months ended March 31, 2008, our lease operating expenses were $300,958. This total includes approximately $65,000 for workover expenditures made in an unsuccessful effort to restore the Texas State Tract 150 Well No. 2 to production, as well as the normal and recurring lease operating costs associated with the producing Texas State Tract 150 Well No. 1.

Other Income (Expense).  During the three months ended March 31, 2008, we had other expenses of $87,594, consisting of interest expense in the amount of $70,593 and debt issuance costs amortization of $17,001. The interest expense relates to the $2,000,000 senior secured note described in Note 4 to the financial statements.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2008 was $924,155, attributable primarily to non-cash stock compensation expense of $555,000 related to outstanding stock options; salaries and related employee benefit costs for our employees; office rent and related location expenses; and legal, accounting and other professional fees incurred related to the financial reporting, closing and related processes associated with the Securities Exchange.

Financial Condition

Liquidity and Capital Resources.

Our primary source of liquidity is cash flow from operations. As part of the Securities Exchange, we issued a senior secured note in the principal amount of $2,000,000 in exchange for a note in an equal amount that had been issued by Sonterra Oil & Gas to Longview. We also have the right, subject to satisfaction of various conditions, in our discretion to require Longview to purchase additional secured notes in the principal amount of up to $2,000,000 per fiscal quarter, up to an aggregate principal amount that may not exceed an aggregate of $10,000,000. The Securities Exchange Agreement significantly restricts our ability to incur indebtedness other than by issuing additional notes to Longview. Accordingly, if we are unable to satisfy the conditions precedent to Longview’s obligation to purchase additional notes and Longview is unwilling to waive or modify such conditions, we would likely be unable to raise the funds required to make acquisitions or make significant capital expenditures in the future.

We believe that we have sufficient sources of capital, including access to the proceeds of additional notes issued by us (subject to various conditions), to fund our operations for the next 12 months, and our future funding requirements will depend on numerous factors, including ongoing costs associated with investigating and acquiring potential oil and gas prospects, exploration and other development costs of acquired oil and gas leases, and costs to recruit and train qualified personnel.

We are the operator of the wells acquired in the Cinco and Flash acquisitions and intend to drill wells in the exploratory prospects that we acquired through those acquisitions. In addition to drilling the exploratory prospects, we intend to make at least one production acquisition within the next six months, which will require additional funds to be raised. We do not presently have any agreements or commitments to make any such additional acquisitions, and there is no assurance that we will have available the funds necessary to complete any acquisition or that it will be able to reach an agreement to acquire additional prospects on acceptable terms, if at all.

Our business model is based on growing the company by completing production acquisitions with upside proven locations to be drilled and by participating in drilling prospects generated in-house and by third parties. Acquisitions will have associated production equipment. We have six employees. The number of acquisitions we complete and number of prospects in which we participate, if any, will determine whether we will hire additional employees. There is the potential for a significant increase in the number of employees in the event that we acquire or develop additional oil and gas properties and related assets.

 Senior Secured Notes

At March 31, 2008, we had senior secured notes outstanding in an amount, including accrued interest, equal to approximately $2.1 million, which notes are issued to the Company’s principal shareholder, Longview. Loans from the Company’s principal shareholder bear interest at the sum of 8.25% and the 3-month London Interbank Offered Rate (LIBOR) in effect at each of the quarterly rate re-determination dates during a calendar year.

Capital Expenditures and Commitments

We have a commitment to drill an additional well in one of our Matagorda Bay prospects by July 1, 2008. The amount of our commitment for our interest in the prospect is $4.0 million. In the event we do not meet our drilling commitment, we will lose leasehold acreage in that Matagorda Bay prospect.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2008.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the amount of interest that accrues on our outstanding senior secured notes.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Commodity Price Risk

Our revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital, as, if and when needed. Lower prices may also reduce the amount of oil and natural gas that we can economically produce. We may periodically use derivative instruments to hedge our commodity price risk, although we do not currently have any derivative instruments in place.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 3. Unregistered Sales of Equity Securities and Use of Proceeds

      The following information relates to all securities issued or sold by us during the period covered by this report and not registered under the Securities Act of 1933, as amended (the “Securities Act”). Each of the transactions described below was conducted in reliance upon the available exemptions from registration under Regulation D promulgated under the Securities Act. There were no underwriters employed in connection with any of the transactions set forth herein.

As previously disclosed, on February 14, 2008, we consummated the transactions (the “Securities Exchange”) contemplated by the Securities Exchange and Additional Note Purchase Agreement entered into on August 3, 2007 with The Longview Fund, L.P., our majority stockholder. As a result of the Securities Exchange, we issued Longview 21,846,558 shares of our common stock and a warrant to purchase 4,958,678 shares of our common stock in exchange for all of its shares of common stock of Sonterra Oil & Gas, Inc. (formerly known as Sonterra Resources, Inc. and now our wholly owned subsidiary as a result of the Securities Exchange), a $5,990,010 equity note issued by Sonterra Oil & Gas, and a warrant to purchase 50 shares of Sonterra Oil & Gas common stock for. As part of the Securities Exchange, we also issued to Longview a senior secured note in the principal amount of $2,000,000, in exchange for a $2,000,000 non-equity note issued by Sonterra Oil & Gas.

Item 6. Exhibits.

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2008

SONTERRA RESOURCES, INC.

By:	/s/ Michael J. Pawelek
Michael J. Pawelek Chief Executive Officer (Principal Executive Officer)

By:	/s/ Sherry L. Spurlock
Sherry L. Spurlock Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit	Description
10.1	Contract Operating Agreement, dated April 8, 2008, among South Texas Oil Company and its subsidiaries and Sonterra Operating, Inc.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1
Joint Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.