Form 10-Q
period 2008-06-30
SONTERRA RESOURCES, INC.
filed 2008-08-15
CIK 1104594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer” and "smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐  NO ☒

As of August 14, 2008 the Registrant had 26,347,359 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
SONTERRA RESOURCES, INC.
Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and equivalents	$379,173	$2,195,899
Accounts receivable	352,468	2,901,502
Prepaid expenses	76,415	151,998
Total current assets	808,056	5,249,399

Property and Equipment
Oil and gas properties
Unproved properties	703,960	848,894
Proved properties	4,548,470	4,547,578
Pipelines and facilities	778,418	778,418
Total oil and gas properties	6,030,848	6,174,890
Less accumulated depreciation, depletion and amortization	(472,766)	(348,198)
	5,558,082	5,826,692
Other property and equipment, net	1,846	30,000
Total property and equipment, net	5,559,928	5,856,692

Other Assets
Debt issuance costs, net of amortization	149,295	285,353
Total other assets	149,295	285,353

Total Assets	$6,517,279	$11,391,444

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade	$92,457	$2,378,342
Other payables and accrued liabilities	579,782	890,496
Participant advances received	966	948,494
Interest payable	68,682	268,527
Total current liabilities	741,887	4,485,859

Noncurrent Liabilities
Long-term debt	3,000,000	7,990,010
Asset retirement obligation	123,345	116,751
Total noncurrent liabilities	3,123,345	8,106,761

Shareholders' Equity
Common stock, par value $0.001 per share, authorized 50,000,000 shares,
issued and outstanding 26,347,359 and 38,552,749 shares	26,347	38,552
Additional paid-in capital	5,158,046	(28,562)
Retained earnings (deficit)	(2,532,346)	(1,211,166)
Total shareholders' equity (deficit)	2,652,047	(1,201,176)

Total Liabilities and Shareholders' Equity	$6,517,279	$11,391,444

See notes to consolidated financial statements.

SONTERRA RESOURCES, INC.
Consolidated Statements of Operations

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008
	(Unaudited)	(Unaudited)

Revenues
Oil and gas sales	$122,390	$238,146
Contract operating income	206,507	261,234
Operating overhead income	4,305	14,424
Gas gathering operations	(7,836)	10,625
Total revenues	325,366	524,429

Costs and Expenses
Lease operating expenses	158,024	458,982
Production taxes	10,271	18,418
Depreciation, depletion and amortization	58,784	124,568
Accretion on asset retirement obligation	2,854	6,594
General and administrative	87,325	1,069,480
Total costs and expenses	317,258	1,678,042

Income (Loss) from Operations	8,108	(1,153,613)

Other (Expense)
Interest expense	(69,648)	(140,241)
Debt issuance costs amortization	(10,326)	(27,327)
Other (expense)	(79,974)	(167,568)

Net Loss Before Tax	(71,866)	(1,321,181)

Income tax expense (benefit)	-	-

Net Loss	$(71,866)	$(1,321,181)

Earnings (Loss) Per Common Share:
Basic	$(0.003)	$(0.05)
Diluted	$(0.003)	$(0.05)

Weighted average number of common
shares outstanding:
Basic	26,347,359	26,347,359
Diluted	26,347,359	26,347,359

See notes to consolidated financial statements.

SONTERRA RESOURCES, INC.
Consolidated Statements of Cash Flows

Six Months
Ended
June 30, 2008
(Unaudited)

Operating Activities
Net loss	$(1,321,181)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion and amortization	124,568
Accretion on asset retirement obligation	6,594
Non-cash compensation expense	30,433
Debt issuance costs amortization	27,327
Changes in operating assets and liabilities:
Accounts receivable	2,549,034
Prepaid expenses	75,583
Debt issuance costs	(95,000)
Accounts payable and accrued liabilities	(2,596,599)
Accounts payable acquired in acquisition of Sonterra Resources, Inc., net	(642,308)
Participant advances received	(947,528)
Interest payable	(199,845)
Net cash (used) by operating activities	(2,988,922)

Investing Activities
Purchases and development of oil and gas properties	(17,958)
Proceeds from sale of oil and gas properties	162,000
Change in other property and equipment	28,154
Net cash provided by investing activities	172,196

Financing Activities
Proceeds from issuance of long term debt	1,000,000
Net cash provided by financing activities	1,000,000

Net Decrease in Cash and Equivalents	(1,816,726)

Cash and equivalents at beginning of period	2,195,899

Cash and Equivalents at End of Period	$379,173

See notes to consolidated financial statements.

SONTERRA RESOURCES, INC.
Notes to Consolidated Financial Statements
Period Ended June 30, 2008 (Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements report interim financial information for Sonterra Resources, Inc., a Delaware corporation ("Sonterra Resources"), and its wholly owned subsidiaries Sonterra Oil & Gas, Inc., a Delaware corporation ("Sonterra Oil & Gas"), and Sonterra Operating, Inc., a Delaware corporation ("Sonterra Operating," and together with Sonterra Oil and Gas, the "Subsidiaries"). References to "the Company" refer to Sonterra Resources or Sonterra Resources and its Subsidiaries as of June 30, 2008.

Sonterra Resources was originally incorporated in Florida on June 17, 1997, as Permastoprust International, Inc. The name was changed to Greystone Credit Inc. in June 1999. On August 4, 1999, Greystone Credit Inc. acquired whOOdoo.com, Inc., a Florida corporation, in a share exchange. In connection with the share exchange, the state of incorporation was changed to Delaware and the name to whOOdoo.com, Inc. On July 17, 2000, the name was changed to Ballistic Ventures, Inc. and on June 5, 2004, the name was changed to River Capital Group, Inc. ("River Capital"). River Capital intended to establish and grow a core reinsurance business, but was unable to raise equity or debt capital and abandoned the efforts to establish a reinsurance business. Following the closing of the Securities Exchange discussed below, the name of the corporation was changed to Sonterra Resources, Inc.

On February 14, 2008, Sonterra Resources consummated the transactions (the "Securities Exchange") contemplated by a Securities Exchange and Additional Note Purchase Agreement entered into on August 3, 2007 with The Longview Fund, L.P. ("Longview"), the then beneficial owner, together with an affiliated fund, of approximately 66.6% of the Company’s common stock. The Securities Exchange was comprised of a series of transactions that occurred as part of the closing including (i) Sonterra Resources’ 38,552,749 issued and outstanding shares of common stock being combined into 3,855,275 shares of common stock in a 1-for-10 reverse stock split; (ii) the Company’s name being changed from River Capital Group, Inc. to Sonterra Resources, Inc.; and (iii) Longview exchanging (a) all of its shares of common stock of Sonterra Oil & Gas, Inc., (b) a $5,990,010 equity note from Sonterra Oil & Gas, and (c) a warrant to purchase 50 shares of Sonterra Oil & Gas common stock for (x) 21,846,558 shares of Sonterra Resources’ common stock and (y) a warrant to purchase 4,958,678 shares of Sonterra Resources’ common stock. Longview also exchanged its $2,000,000 non-equity note from Sonterra Oil & Gas for a senior secured note from Sonterra Resources in an equal principal amount.

As a result of the Securities Exchange, (i) 100% of the issued and outstanding capital stock of Sonterra Oil & Gas, which was formerly known as Sonterra Resources, Inc. prior to the Securities Exchange, is owned by Sonterra Resources; (ii) Sonterra Resources is engaged, through the Subsidiaries, in the operation and development of oil and gas properties and related assets; and (iii) the former stockholders of Sonterra Oil & Gas hold approximately 95% of the common stock of Sonterra Resources.

Although Sonterra Resources was the legal acquirer of Sonterra Oil & Gas and continues as a publicly traded entity, Sonterra Oil & Gas is the acquirer for financial reporting purposes. Accordingly, concurrent with the Securities Exchange Sonterra Resources adopted the accounting methods of Sonterra Oil & Gas. For SEC reporting purposes, Sonterra Resources presents the consolidated historical financial statements of Sonterra Resources and the Subsidiaries through the effective date of the Securities Exchange, and combined financial results thereafter. The consolidated financial statements for the interim period ended June 30, 2008 include the financial results of Sonterra Resources from the effective date of the Securities Exchange through June 30, 2008, the financial results of Sonterra Oil & Gas for the three and six month periods ended June 30, 2008, and the financial results of Sonterra Operating for the three month period ended June 30, 2008. Because Sonterra Oil & Gas was not formed until April 2007, Sonterra Operating was not formed until March 2008, and operations did not commence until August 2007 and April 2008, respectively, there is no meaningful comparative financial information available to present for the three and six month periods ended June 30, 2007. The consolidated balance sheet as of December 31, 2007, presents the accounts of Sonterra Oil & Gas.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accounting policies followed by the Company are described in Note A to the audited consolidated financial statements for the period ended December 31, 2007 and reported on a Form 8/K-A filed May 13, 2008.

In the opinion of management, all normal recurring adjustments considered necessary for the fair statement of the results for the interim period presented have been included.

SONTERRA RESOURCES, INC.
Notes to Consolidated Financial Statements
Period Ended June 30, 2008 (Unaudited)

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

For purposes of calculating the weighted average number of shares of common stock outstanding and earnings (loss) per share data, the number of common shares issued by Sonterra Resources in the Securities Exchange transaction is deemed to be included in the number of common shares of the Company outstanding during the interim period.

3.	Stock Based Compensation

Concurrent with the consummation of the Securities Exchange, the Company adopted the 2007 Non-Qualified Stock Option Plan to provide for the issuance of stock options as compensation to key employees, officers and non-employee directors. Immediately upon adoption, common stock options were issued to management employees of the Company pursuant to the 2007 Non-Qualified Stock Option Plan.

In accordance with Statement of Financial Accounting Standard No. 123, the Company determines the value of the stock based compensation granted to its employees by use of a Black-Scholes valuation model. That value is recognized as stock compensation expense over the expected life of the underlying options. Total stock-based compensation expense recognized for the three months ended June 30, 2008 was $30,433. Additionally, prior options granted to previous management were forfeited and the prior cumulative stock compensation expense of $554,483 was reversed.

Stock Options:  Stock options issued to employees under the 2007 Non-Qualified Stock Option Plan vest incrementally over a period of three years and have a ten-year life. On February 14, 2008, a total of 5,140,359 common stock options were issued. These options had exercise prices that ranged from $.332 to $.453 per share, and were scheduled to expire in February 2018. None of these options had vested as of June 30, 2008. These options were forfeited on June 23, 2008, when the then management team resigned from Sonterra Resources. A new management team was employed on June 23, 2008, and a total of 2,459,087 new common stock options were issued. These options have exercise prices that range from $1.35 to $2.025 per share and will expire in June 2018.

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31,2007	5,140,359	$0.393	10.0
Issued	2,459,087	$1.710	10.0
Forfeited	(5,140,359)	$0.393	9.9
Exercised	-	-	-
Outstanding and exercisable at June 30, 2008	2,459,087	$1.710	10.0	$959,044

Warrants: As of June 30, 2008, the Company had outstanding warrants for the purchase of 4,958,678 shares of common stock at $.302 per share. The warrants expire in February 2013.

SONTERRA RESOURCES, INC.
Notes to Consolidated Financial Statements
Period Ended June 30, 2008 (Unaudited)

4. Long-Term Debt

On August 3, 2007, in connection with the closing of an oil and gas property acquisition and pursuant to a securities purchase agreement with Longview, Sonterra Oil & Gas received an advance of $5,990,010 in exchange for a senior secured note (the "Equity Note") payable to Longview. The Equity Note was issued with a maturity date of August 31, 2010, with the principal balance being due in full at maturity. Interest payments under the Equity Note were due quarterly at a rate equal to a three-month LIBOR plus 8.25%, redetermined for each calendar quarter. Concurrent with the issuance of the Equity Note, Sonterra issued Longview a warrant to purchase 50 shares of the Sonterra Oil & Gas common stock. As part of the Securities Exchange, on February 14, 2008, Longview exchanged all its shares of Sonterra Oil & Gas common stock and the Equity Note for common shares of Sonterra Resources. Also as part of the Securities Exchange, Longview exchanged the warrant to purchase 50 shares of the Sonterra Oil & Gas common stock for a warrant to purchase 4,958,678 common shares of Sonterra Resources.

On August 29, 2007, Sonterra Oil & Gas received $2,000,000 in exchange for a senior secured note (the "Non-Equity Note") payable to Longview. A portion of these proceeds were used to provide funds for the acquisition of certain oil and gas properties. The Non-Equity note was issued with a maturity date of August 31, 2010, with the principal balance being due in full at maturity. Interest payments are due quarterly at a rate equal to a three-month LIBOR plus 8.25%, redetermined for each calendar quarter. As part of the Securities Exchange, on February 14, 2008, Longview exchanged the Non-Equity Note for a $2,000,000 senior secured note of Sonterra Resources (the "Initial Sonterra Note") with the same terms as the Non-Equity Note.

Subject to certain terms and conditions through December 31, 2008, the Company has the option to obtain additional debt financing from Longview by issuing additional senior secured notes with a maturity date of August 31, 2010. The principal amounts of these additional notes, if the Company chooses to issue them, may not exceed $2 million in any fiscal quarter. Interest payments on these notes, if issued, are due quarterly at a rate equal to a three-month LIBOR plus 8.25%, redetermined for each calendar quarter. Pursuant to the option, the Company obtained $1 million in additional debt financing from Longview on May 22, 2008.

The following is a schedule of principal maturities of debt as of June 30, 2008, after giving consideration to the exchange of the $5,990,010 senior secured note for common stock of the Company as described above:

Due in calendar year:
2008	$-
2009	-
2010	3,000,000
Total	$3,000,000

The Non-Equity Note and the Initial Sonterra Note (collectively, the "Notes") contain certain restrictive covenants which, among other things, limit the incurrence of additional debt, investments, liens, dividends, prepayments of indebtedness, asset dispositions, mergers and consolidations, and other matters customarily restricted in such agreements. The Notes require the Company to comply with certain financial covenants including a minimum quarterly revenue amount, a minimum oil and gas reserves quantity amount, and a minimum proved reserve value ratio. The Notes also include customary events of default. The financial covenants are measured as of each calendar quarter. Upon the occurrence and continuation of an event of default, the holder of the Notes may declare all or any portion of the Notes to be due and payable immediately. The Company was not in compliance with all covenants of the outstanding Non-Equity Note at December 31, 2007. A waiver of requirement for compliance with the debt covenants at December 31, 2007 was received from Longview, and the financial covenants of the Initial Sonterra Note were amended through December 31, 2008.

5. Securities Exchange

As described in Note 1, on February 14, 2008, Sonterra Resources, Inc. completed the Securities Exchange with Sonterra Oil & Gas, Inc., effecting a change in control of Sonterra Resources. In exchange for all of their Sonterra Oil & Gas common stock and the $5,990,010 Equity Note from Sonterra Oil & Gas, the Sonterra Oil & Gas shareholders received shares of the common stock of Sonterra Resources. The former shareholders of Sonterra Oil & Gas held 95.8% of the common stock of Sonterra Resources immediately following the Securities Exchange.

SONTERRA RESOURCES, INC.
Notes to Consolidated Financial Statements
Period Ended June 30, 2008 (Unaudited)

5. Securities Exchange (continued)

Prior to the Securities Exchange, Sonterra Resources was a "shell" company with no operations. Sonterra Oil & Gas is engaged in the exploration, development and operation of oil and gas properties in the United States. The Securities Exchange was consummated because management believes the combined public company will be better positioned to access capital markets and to acquire and develop oil and gas properties in the future, both of which are necessary for the long-term growth of the Company and its value.

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

As of February 14, 2008
Current Assets:
Cash	$9,115
Current Liabilities:
Accounts Payable	(651,423)
Net Liabilities Acquired	$(642,308)

The pro forma results of the combined operations of Sonterra Resources and Sonterra Oil & Gas for the three and six months ended June 30, 2008 and 2007 are presented below. The pro forma results include the limited operations of Sonterra Oil & Gas from the date of its incorporation, April 17, 2007.

	Three Months Ended June 30,
	2008	2007

Revenues	$325,366	$-
Costs and Expenses	317,258	109,677
Income (Loss) from Operations	8,108	(109,677)

Other Income (Expense)	(79,974)	1,718

Net (Loss)	$(71,866)	$(107,959)

Basic Earnings (Loss) Per Share	$(0.003)	$(0.003)
Weighted Average Common Shares Outstanding	26,347,359	38,499,305

	Six Months Ended June 30,
	2008	2007

Revenues	$524,429	$-
Costs and Expenses	1,678,042	222,177
Income (Loss) from Operations	(1,153,613)	(222,177)

Other Income (Expense)	(167,568)	1,816

Net (Loss)	$(1,321,181)	$(220,361)

Basic Earnings (Loss) Per Share	$(0.05)	$(0.01)
Weighted Average Common Shares Outstanding	26,347,359	38,499,305

SONTERRA RESOURCES, INC.
Notes to Consolidated Financial Statements
Period Ended June 30, 2008 (Unaudited)

6. Income Taxes

FASB Interpretation No. 48 (FIN 48) "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax position taken or expected to be taken on a tax return. Under FIN 48, tax positions are recognized in the Company’s financial statements as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with tax authorities assuming full knowledge of the position and all relevant facts. These amounts are subsequently reevaluated and changes are recognized as adjustments to current period tax expense. FIN 48 also revised disclosure requirement to include an annual tabular roll forward of unrecognized tax benefits.

The Company adopted the provisions of FIN 48 at its inception in April 2007. If applicable, the Company would recognize interest and penalties related to uncertain tax positions in interest expense. As of June 30, 2008, the Company had no accrued interest and penalties.

The Company has incurred net operating losses since its inception, resulting in a deferred tax asset. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2008 and December 31, 2007.

7. Recent Accounting Pronouncements

FASB Statement of Accounting Standard No. 157, "Fair Value Measurement"("SFAS 157"): SFAS 157, issued in September 2006, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. In February 2008, the FASB granted a one-year deferral of the effective date of this statement as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (e.g. those measured at fair value in a business combination and goodwill impairment). SFAS No. 157 is effective for all recurring measures of financial assets and liabilities (e.g. derivatives and investment securities) for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

FASB Statement of Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"): SFAS 159, issued in February 2007, allows entities the option to measure the eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company did not elect the fair value option for any of its existing financial instruments.

 FASB Statement of Accounting Standards No. 141 (R), "Business Combinations" ("SFAS 141 (R)"): SFAS No. 141(R) was issued in December 2007 to replace SFAS 141. SFAS 141 (R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire and the goodwill acquired. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141 (R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141 (R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

FASB Statement of Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"): SFAS 160, issued in December 2007, establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any non-controlling interests in its subsidiaries and thus does not expect the adoption of SFAS 160 to impact its consolidated financial statements.

FASB Statement of Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"): SFAS 161, issued in March 2008, requires new and expanded disclosures regarding hedging activities. These disclosures include, but are not limited to, a tabular presentation of derivative data; financial statement presentation of fair values on a gross basis, including those that currently qualify for netting under FASB Interpretation No. 39; and specific footnote narrative regarding how and why derivatives are used. The disclosures are required in all interim and annual reports. SFAS 161 is effective for fiscal and interim periods beginning after November 15, 2008. The Company is not currently engaged in any hedging activities and thus does not expect the application of SFAS 161 to impact its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q quarterly report of Sonterra Resources, Inc. (the "Company") for the three and six months ended June 30, 2008, may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Significant Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The Company believes certain significant accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.  A description of the Company’s significant accounting policies is set forth in the Company’s Form 8-K/A filed on May 13, 2008, which contains the Company’s financial statements for the year ended December 31, 2007.  There have been no material changes or update to the Company’s significant accounting policies since December 31, 2007.

General Overview of Operations and Current Year Developments

Sonterra Resources, Inc., formerly known as River Capital Group, Inc., is an oil and gas exploration and production company. On February 14, 2008, we consummated the transactions (the "Securities Exchange") contemplated by the Securities Exchange and Additional Note Purchase Agreement entered into on August 3, 2007 with The Longview Fund, L.P. Longview, together with an affiliated fund, owns approximately 95.8% of our common stock.

The following events occurred prior to or at the closing of the Securities Exchange:

●	our 38,552,749 issued and outstanding shares of common stock were combined into 3,855,275 shares of common stock in a 1-for-10 reverse stock split;
●	our name was changed to “Sonterra Resources, Inc.”;
●	Longview exchanged all of its shares of common stock of our now wholly owned subsidiary, Sonterra Oil & Gas, Inc., formerly known as Sonterra Resources, Inc. (“Sonterra Oil & Gas”), a $5,990,010 equity note from Sonterra Oil & Gas and a warrant to purchase 50 shares of Sonterra Oil & Gas common stock for 21,846,558 shares of our common stock and a warrant to purchase 4,958,678 shares of our common stock; and
●	Longview exchanged its $2,000,000 non-equity note from Sonterra Oil & Gas for a senior secured note made by us in an equal principal amount.

As a result of the Securities Exchange:

●	we own 100% of the issued and outstanding capital stock of Sonterra Oil & Gas;
●	we are engaged, through Sonterra Oil & Gas, in the operation and development of the oil and gas properties and related assets; and
●
although we were the legal acquirer of Sonterra Oil & Gas and continue as a publicly traded entity, Sonterra Oil & Gas was the accounting acquirer for financial reporting purposes, and, accordingly, we have adopted the accounting methods of Sonterra Oil & Gas and, for SEC reporting purposes, our historical financial statements are those of Sonterra Oil & Gas through the effective date of the Securities Exchange on February 14, 2008 and our combined financial results thereafter.

On June 23, 2008, our management team resigned and was replaced by a new management team, consisting of Donald E. Vandenberg, Chief Executive Officer, and Gary L. Lancaster, VP and Chief Legal Officer, both of whom were also named as directors. Doyle Valdez resigned as a director on the same date. Donald J. Sebastian, VP and Chief Financial Officer joined Sonterra effective as of July 1, 2008.

Our oil and gas assets consist of certain oil and gas properties and related assets that we acquired in August 2007 from Cinco Natural Resources Corporation ("Cinco") and Flash Gas & Oil Southwest, Inc. ("Flash") in two separate transactions for an aggregate amount of approximately $5.9 million. Our wholly owned subsidiary, Sonterra Operating, Inc., is the named operator of our oil and gas properties, which are located in Matagorda Bay offshore the Texas coast. In the Cinco acquisition, for approximately $5.0 million, we purchased 60% of the interests held by Cinco in the Texas State Tract 150 Wells No. 1 and No. 2 located in Matagorda Bay, Texas, as well as a 320-acre oil and gas lease related to those wells and certain other leases covering approximately 3,200 additional acres located in Matagorda Bay. In the Flash acquisition, for approximately $1.2 million cash, we purchased all of the interests held by Flash in the Texas State Tract 150 Wells No. 1 and No. 2 as well as a seven-mile pipeline connecting the wells to the Keller Bay onshore facility located in Calhoun County, Texas. As discussed below, the Texas State Tract 150 Well No. 2 has been shut-in as a result of sand production.

In December 2007, we acquired an additional 1,920 gross (960 net) offset acres for one of the undrilled Matagorda Bay prospects, giving us combined total acreage of approximately 5,500 gross (2,100 net) acres. On December 18, 2007, the Texas State Tract 150 Well No. 2 was shut-in because it was producing sand. During the first quarter of 2008, we worked over this well in an attempt to clean the sand out of the wellbore. Following the workover, sand production again caused the well to shut-in, and the well remains shut-in pending evaluation for future utility. We have identified four additional drilling locations on our acquired acreage and commenced drilling the first well location during the second quarter of 2008.

On April 8, 2008, Sonterra Operating, Inc. entered into a definitive contract operating agreement with South Texas Oil Company, to be effective as of April 1, 2008, pursuant to which Sonterra Operating began overseeing daily operations of both operating services and accounting services for the operated and non-operated properties of South Texas Oil Company as an independent contractor acting in the role of contract operator for a fee of $75,000 per month. Michael J. Pawelek, one of our current directors and who also was our Chairman and Chief Executive Officer at the time we entered into the contract operating agreement with South Texas Oil Company, was also and is currently the Chairman of South Texas Oil Company. Our board of directors, with Mr. Pawelek recused from voting as a potentially interested party, reviewed and evaluated the terms of the contract operating agreement and determined that the terms were commercially reasonable prior to authorizing our entry into and performance of the contract operating agreement. The contract operating agreement was terminated in July 2008 as a result of the management team changes at both Sonterra Operating and South Texas Oil Company.

Immediately after terminating the prior contract operating agreement, Sonterra Resources entered into another contract operating agreement with South Texas Oil Company effective June 23, 2008, pursuant to which South Texas began overseeing the daily operations of the Matagorda Bay 150 field and commenced the drilling of the Matagorda Bay ST 127-1 Unit Well. Pursuant to the contract operating agreement, South Texas will be entitled to receive the applicable Council of Petroleum Accountants Society (COPAS) fees for the daily operations and drilling as well as be entitled to participate in up to 50% in all of the Matagorda Bay exploratory prospects.

Results of Operations for the Three Months and Six Months Ended June 30, 2008

Revenues. During the three months and six months ended June 30, 2008, we reported total revenues of $325,366 and $524,429, respectively, primarily from oil and gas sales and contract operating income. As described above, only one of the two productive wells was producing in the three months and six months ending June 30, 2008. Contract operating income for the period consists of the fees earned under the operating agreement with South Texas Oil Company. The initial contract operating agreement whereby we acted as contract operator of the South Texas Oil Company assets was terminated June 23, 2008, contemporaneously with the resignation of our former management team who were simultaneously appointed as officers of South Texas Oil Company.

Lease Operating Expenses. During the three months and six months ended June 30, 2008, our lease operating expenses were $158,024 and $458,982, respectively. No unusual operating expenses were incurred during the period.

Other Income (Expense).  During the three months ended June 30, 2008, we had other expenses of $79,974 consisting of interest expense in the amount of $69,648 and debt issuance costs amortization of $10,326. During the six months ended June 30, 2008, we had other expenses of $167,568 consisting of interest expense in the amount of $140,241 and debt issuance costs amortization of $27,327. The interest expense relates to the $3,000,000 senior secured notes described in Note 4 to the financial statements.

General and Administrative Expense. General and administrative expense for the three months and six months ended June 30, 2008 was $84,375 and $1,069,480, respectively. Due to the restructuring of the management team, prior expenses of $554,483 attributable to non-cash stock compensation was reversed when the options were forfeited and non-cash stock compensation expense of $30,433 was recognized with the issuance of new options to our successor management team. Legal fees of $177,350 were incurred as a result of the restructuring the Sonterra Resources management team, and the issuance of an additional $1.0 million in secured notes. Under the employment agreements we entered into with our new management, Donald Vandenberg and Gary Lancaster each received $70,000 as a signing bonus.

Financial Condition

Liquidity and Capital Resources.

Our primary source of liquidity is cash flow from operations. As part of the Securities Exchange, we issued a senior secured note in the principal amount of $2,000,000 in exchange for a note in an equal amount that had been issued by Sonterra Oil & Gas to Longview. We also have the right, subject to satisfaction of various conditions, in our discretion to require Longview to purchase additional secured notes in the principal amount of up to $2,000,000 per fiscal quarter, up to an aggregate principal amount that may not exceed an aggregate of $10,000,000. The Securities Exchange agreement significantly restricts our ability to incur indebtedness other than by issuing additional notes to Longview. Accordingly, if we are unable to satisfy the conditions precedent to Longview’s obligation to purchase additional notes and Longview is unwilling to waive or modify such conditions or subordinate the notes to allow us to obtain project financing for future acquisitions, we would likely be unable to raise the funds required to make acquisitions in the future.

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

We are the named operator of the wells acquired in the Cinco and Flash acquisitions, which are currently operated by South Texas Oil Company under a contract operating agreement, and intend to drill wells in the exploratory prospects that we acquired through those acquisitions. In addition to drilling the exploratory prospects, we intend to make at least one acquisition of producing properties within the next six months, which would require additional funds to be raised. We do not presently have any agreements or commitments to make any such additional acquisitions, and there is no assurance that we will have available the funds necessary to complete any acquisition, that Longview will agree to subordinate their notes to allow us to obtain financing for future acquisitions, or that we will be able to reach an agreement to acquire additional prospects on acceptable terms, if at all.

Our business model is based on growing the company by completing one or more acquisitions of producing properties with upside proven locations to be drilled and by participating in drilling prospects generated in-house and by third parties. Acquisitions will have associated production equipment. We have three employees. The number of acquisitions we complete and number of prospects in which we participate, if any, will determine whether we will hire additional employees. There is the potential for a significant increase in the number of employees in the event that we acquire or develop additional oil and gas properties and related assets.

 Senior Secured Notes

At June 30, 2008, we had senior secured notes outstanding in an amount of $3,000,000 to the Company’s principal shareholder, Longview. The loans bear interest at the sum the 3-month London Interbank Offered Rate (LIBOR) then in effect plus 8.25%, recalculated each quarter.

Capital Expenditures and Commitments

Our commitment to drill an additional well in one of our Matagorda Bay prospects by July 1, 2008 was met by the commencement of drilling operations of the Matagorda Bay ST 127 No. 1 Unit Well in late June 2008.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2008.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and equivalents and the amount of interest that accrues on our outstanding senior secured notes.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We currently are not aware of, or a party to, any legal proceedings. Additionally, our officers and directors, in their capacity as such, are not a part to any legal proceedings.

Item 1A. Risk Factors

Because we are a smaller reporting company, this Item is not applicable to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Default upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibit	Description
10.1
Contract Operating Agreement, dated April 8, 2008 to be effective as of April 1, 2008, among South Texas Oil Company and its subsidiaries and Sonterra Operating, Inc. (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on May 15, 2008.)

10.2
Contract Operating Agreement, dated July 21, 2008 to be effective as of June 23, 3008, among Sonterra Resources and South Texas Oil Company. (Incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed on July 23, 2008.)

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

Dated: August 15, 2008

SONTERRA RESOURCES, INC.

By:	/s/ Donald E. Vandenberg
Donald E. Vandenberg
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Donald J. Sebastian
Donald J. Sebastian
Chief Financial Officer (Principal Financial and Accounting Officer)