Form 10-Q
period 2008-09-30
SONTERRA RESOURCES, INC.
filed 2008-11-14
CIK 1104594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________.

Commission File Number: 000-29463

SONTERRA RESOURCES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	51-0392750
(State or Other Jurisdiction of	(IR. Employer Identification No.)
Incorporation or Organization)

523 N Sam Houston Pkwy E Suite 175 Houston, Texas 77060 (Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (713) 741-0610

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

YES   ☐    NO  ☒

As of November 14, 2008 the Registrant had 26,347,359 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
SONTERRA RESOURCES, INC.
Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and equivalents	$126,274	$2,195,899
Accounts receivable	28,658	2,901,502
Prepaid expenses	27,922	151,998
Total current assets	182,854	5,249,399

Property and Equipment
Oil and gas properties, full cost method
Unproved properties	896,350	848,894
Proved properties	4,548,469	4,547,578
Pipelines and facilities	778,418	778,418
Total oil and gas properties	6,223,237	6,174,890
Less accumulated depreciation, depletion and amortization	(495,550)	(348,198)
	5,727,687	5,826,692
Other property and equipment, net	37,677	30,000
Total property and equipment, net	5,765,364	5,856,692

Other Assets
Goodwill	96,030	-
Debt issuance costs, net of amortization	131,931	285,353
Total other assets	227,961	285,353

Total Assets	$6,176,179	$11,391,444

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade	$185,786	$2,378,342
Other payables and accrued liabilities	643,286	890,496
Participant advances received	966	948,494
Interest payable	157,134	268,527
Total current liabilities	987,172	4,485,859

Noncurrent Liabilities
Long-term debt	3,083,160	7,990,010
Asset retirement obligation	124,224	116,751
Total noncurrent liabilities	3,207,384	8,106,761

Shareholders' Equity
Common stock, par value $0.001 per share, authorized 50,000,000 shares,
issued and outstanding 26,347,359 and 38,552,749 shares	26,347	38,552
Additional paid-in capital	5,643,296	(28,562)
Retained earnings (deficit)	(3,688,020)	(1,211,166)
Total shareholders’ equity (deficit)	1,981,623	(1,201,176)

Total Liabilities and Shareholders’ Equity	$6,176,179	$11,391,444

See notes to consolidated financial statements.

SONTERRA RESOURCES, INC.
Consolidated Statements of Operations

	Three Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2008
	(Unaudited)	(Unaudited)

Revenues
Oil and gas sales	$43,508	$281,654
Contract operating income	-	261,234
Operating overhead income	-	14,424
Gas gathering operations	-	10,625
Total revenues	43,508	567,937

Costs and Expenses
Lease operating expenses	224,406	683,388
Production taxes	1,448	19,866
Depreciation, depletion and amortization	22,784	147,352
Accretion on asset retirement obligation	879	7,473
General and administrative	847,175	1,916,655
Total costs and expenses	1,096,692	2,774,734

Loss from Operations	(1,053,184)	(2,206,797)

Other (Expense)
Interest expense	(85,125)	(225,366)
Debt issuance costs amortization	(17,364)	(44,691)
Other (expense)	(102,489)	(270,057)

Net Loss Before Tax	(1,155,673)	(2,476,854)

Income tax expense (benefit)	-	-

Net Loss	$(1,155,673)	$(2,476,854)

Loss Per Common Share:
Basic	$(0.04)	$(0.09)
Diluted	$(0.04)	$(0.09)

Weighted average number of common
shares outstanding:
Basic	26,347,359	26,241,402
Diluted	26,347,359	26,241,402

See notes to consolidated financial statements.

SONTERRA RESOURCES, INC.
Consolidated Statements of Cash Flows

Nine Months
Ended
September 30, 2008
(Unaudited)
Operating Activities
Net loss	$(2,476,854)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion and amortization	147,352
Accretion on asset retirement obligation	7,473
Non-cash compensation expense	515,683
Debt issuance costs amortization	44,691
Changes in operating assets and liabilities:
Accounts receivable	2,872,844
Prepaid expenses	124,076
Debt issuance costs	(95,000)
Accounts payable and accrued liabilities	(2,409,766)
Accounts payable acquired in acquisition of Sonterra Resources, Inc., net	(642,308)
Participant advances received	(947,528)
Interest payable	(114,263)
Net cash (used) by operating activities	(2,973,600)

Investing Activities
Purchases and development of oil and gas properties	(210,348)
Proceeds from sale of oil and gas properties	162,000
Purchases of other property and equipment	(37,677)
Acquisition of Velocity Offshore and Velocity Partners	(10,000)
Net cash (used) by investing activities	(210,348)

Financing Activities
Proceeds from issuance of long term debt	1,000,000
Net cash provided by financing activities	1,000,000

Net Decrease in Cash and Equivalents	(2,069,625)

Cash and equivalents at beginning of period	2,195,899

Cash and Equivalents at End of Period	$126,274

See notes to consolidated financial statements.

SONTERRA RESOURCES, INC.
Notes to Consolidated Financial Statements
Period Ended September 30, 2008 (Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements report interim financial information for Sonterra Resources, Inc., a Delaware corporation (“Sonterra Resources”), and its wholly owned subsidiaries: Sonterra Oil & Gas, Inc., a Delaware corporation (“Sonterra Oil & Gas”), Sonterra Operating, Inc., a Delaware corporation  (“Sonterra Operating”), Velocity Energy Offshore LP, a Delaware limited partnership (“Velocity Offshore”) and Velocity Energy Partners L.P., a Delaware limited partnership (“Velocity Partners”). Collectively, Sonterra Oil & Gas, Sonterra Operating, Velocity Offshore and Velocity Partners are referred to as the “Subsidiaries”. References to “the Company” refer to Sonterra Resources, or Sonterra Resources and its Subsidiaries, as of September 30, 2008.

Sonterra Resources was originally incorporated in Florida on June 17, 1997, as Permastoprust International, Inc. The name was changed to Greystone Credit Inc. in June 1999. On August 4, 1999, Greystone Credit Inc. acquired whOOdoo.com, Inc., a Florida corporation, in a share exchange. In connection with the share exchange, the state of incorporation was changed to Delaware and the name was changed to whOOdoo.com, Inc. On July 17, 2000, the name was changed to Ballistic Ventures, Inc. On June 5, 2004, the name was changed to River Capital Group, Inc. (“River Capital”). River Capital intended to establish and grow a core reinsurance business, but was unable to raise equity or debt capital and abandoned the efforts to establish a reinsurance business. Following the closing of the Securities Exchange discussed below, the name of the corporation was changed to Sonterra Resources, Inc.

On February 14, 2008, Sonterra Resources consummated the transactions (the “Securities Exchange”) contemplated by a Securities Exchange and Additional Note Purchase Agreement entered into on August 3, 2007 with The Longview Fund, L.P. (“Longview”), together with an affiliated fund, of approximately 66.6% of the Company’s common stock. The Securities Exchange was comprised of a series of transactions that occurred as part of the closing including (i) Sonterra Resources’ 38,552,749 issued and outstanding shares of common stock were combined into 3,855,275 shares of common stock in a 1-for-10 reverse stock split; (ii) the Company’s name was changed from River Capital Group, Inc. to Sonterra Resources, Inc.; and (iii) Longview exchanged (a) all of its shares of common stock of Sonterra Oil & Gas, Inc., (b) a $5,990,010 equity note from Sonterra Oil & Gas, and (c) a warrant to purchase 50 shares of Sonterra Oil & Gas common stock for (x) 21,846,558 shares of Sonterra Resources’ common stock and (y) a warrant to purchase 4,958,678 shares of Sonterra Resources’ common stock. Longview also exchanged its $2,000,000 non-equity note from Sonterra Oil & Gas for a senior secured note from Sonterra Resources in an equal principal amount.

As a result of the Securities Exchange, (i) 100% of the issued and outstanding capital stock of Sonterra Oil & Gas, which was formerly known as Sonterra Resources, Inc. prior to the Securities Exchange, is now owned by Sonterra Resources, which was formerly known as River Capital Group, Inc.; (ii) Sonterra Resources is engaged, through the Subsidiaries, in the operation and development of oil and gas properties and related assets; and (iii) the former stockholders of Sonterra Oil & Gas hold approximately 95% of the common stock of Sonterra Resources.

Although Sonterra Resources was the legal acquirer of Sonterra Oil & Gas and continues as a publicly traded entity, Sonterra Oil & Gas was the acquirer for financial reporting purposes. Accordingly, concurrent with the Securities Exchange, Sonterra Resources adopted the accounting methods of Sonterra Oil & Gas. For SEC reporting purposes, Sonterra Resources presents the consolidated historical financial statements of Sonterra Resources and the Subsidiaries through the effective date of the Securities Exchange, and the combined financial results thereafter. The consolidated financial statements for the interim period ended September 30, 2008 include the financial results of Sonterra Resources from the effective date of the Securities Exchange through September 30, 2008; the financial results of Sonterra Oil & Gas for the three and nine month periods ended September 30, 2008; and the financial results of Sonterra Operating for the three month period ended September 30, 2008. Because Sonterra Oil & Gas was not formed until April 2007, Sonterra Operating was not formed until March 2008, and their operations did not commence until August 2007 and April 2008, respectively, there is no meaningful comparative financial information available to present for the three and nine month periods ended September 30, 2007.

On July 8, 2008, Sonterra Resources, Inc. acquired Velocity Energy Offshore LP and Velocity Energy Partners LP, both Delaware limited partnerships. Accordingly, the results of operations of these partnerships are included in the financial statements since that date. Sonterra paid $10,000 to members of management of Sonterra Resources, Donald E. Vandenberg, President and Chief Executive Officer, and Gary L. Lancaster, Vice President and Chief Legal Officer, in consideration for their partnership interests in Velocity Offshore and Velocity Partners. As part of the acquisition, Sonterra assumed a $75,000 promissory note and accrued interest of $11,463 owed to Donald E. Vandenberg.

SONTERRA RESOURCES, INC.
Notes to Consolidated Financial Statements
Period Ended September 30, 2008 (Unaudited)

Velocity Offshore is recognized by the Minerals Management Services as a qualified operator in the Outer Continental Shelf (OCS). Management believes this acquisition will enable Sonterra to be in a better position for potential offshore acquisition targets.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accounting policies followed by the Company are described in Note A to the audited consolidated financial statements for the period ended December 31, 2007, and reported on an exhibit to the Form 8-K/A filed May 13, 2008.

In the opinion of management, all normal recurring adjustments considered necessary for the fair statement of the results for the interim period presented have been included.

2.	Earnings (Loss) Per Common Share

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

Concurrent with the consummation of the Securities Exchange, the Company adopted the 2007 Non-Qualified Stock Option Plan to provide for the issuance of stock options as compensation to key employees, officers and non-employee directors. Immediately upon adoption, common stock options were issued to management employees of the Company pursuant to the 2007 Non-Qualified Stock Option Plan. All of these options were forfeited on June 23, 2008 as discussed below.

In accordance with Statement of Financial Accounting Standard No. 123, the Company determines the value of the stock based compensation granted to its employees by use of a Black-Scholes valuation model. That value is recognized as stock compensation expense over the expected life of the underlying options. Total stock-based compensation expense recognized for the nine months ended September 30, 2008 was $515,683.

Stock Options:   Stock options issued to employees under the 2007 Non-Qualified Stock Option Plan vest incrementally over a period of three years and have a ten-year life. On February 14, 2008, a total of 5,140,359 common stock options were issued. These options had exercise prices that ranged from $0.332 to $0.453 per share, and were scheduled to expire in February 2018. These options were forfeited on June 23, 2008, when the then management team resigned from Sonterra Resources. A new management team was employed on June 23, 2008, and a total of 2,459,087 new common stock options were issued. An additional 1,141,719 new common stock options were issued on July 1 and an additional 30,000 new common stock options were issued in exchange for 4 month deferral of salary to a new member of the management team. These options have exercise prices that range from $1.35 to $2.025 per share and will expire in June 2018.

SONTERRA RESOURCES, INC.
Notes to Consolidated Financial Statements
Period Ended September 30, 2008 (Unaudited)

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2007	5,140,359	$0.393	10.0
Issued	3,630,806	$1.707	10.0
Forfeited	(5,140,359)	$0.393	9.9
Exercised	-	-	-
Outstanding and exercisable at September 30, 2008	3,630,806	$1.707	9.5	$—

Warrants: As of September 30, 2008, the Company had outstanding warrants for the purchase of 4,958,678 shares of common stock at $0.302 per share. The warrants expire in February 2013.

4.  Related Party Transaction

As discussed in Note 1, the company acquired Velocity Offshore and Velocity Partners from Mssrs. Vandenberg and Lancaster, executives of Sonterra Resources.

The operations of Velocity Partners and Velocity Offshore are included in the accompanying consolidate financial statements from date of acquisition. Pro forma information is not included because results of operations of the acquired entities would not have a material effect on the Company’s financial statements. The purchase price was allocated based on the fair values of the assets and liabilities at the date of acquisition as follows:

Allocation of Purchase Price
Cash	$433
Goodwill	96,030
Accrued interest	(11,463)
Note payable	(75,000)
Total	$10,000

The goodwill will not be amortized for tax purposes.

5.  Long-Term Debt

On August 3, 2007, in connection with the closing of an oil and gas property acquisition and pursuant to a securities purchase agreement with Longview, Sonterra Oil & Gas received an advance of $5,990,010 in exchange for a senior secured note (the “Equity Note”) payable to Longview. The Equity Note was issued with a maturity date of August 31, 2010, with the principal balance being due in full at maturity. Interest payments under the Equity Note were due quarterly at a rate equal to a three-month LIBOR plus 8.25%, redetermined for each calendar quarter. Concurrent with the issuance of the Equity Note, Sonterra issued Longview a warrant to purchase 50 shares of the Sonterra Oil & Gas common stock. As part of the Securities Exchange, on February 14, 2008, Longview exchanged all its shares of Sonterra Oil & Gas common stock and the Equity Note for common shares of Sonterra Resources. Also as part of the Securities Exchange, Longview exchanged the warrant to purchase 50 shares of the Sonterra Oil & Gas common stock for a warrant to purchase 4,958,678 common shares of Sonterra Resources.

On August 29, 2007, Sonterra Oil & Gas received $2,000,000 in exchange for a senior secured note (the “Non-Equity Note”) payable to Longview. A portion of these proceeds were used to provide funds for the acquisition of certain oil and gas properties. The Non-Equity note was issued with a maturity date of August 31, 2010, with the principal balance being due in full at maturity. Interest payments are due quarterly at a rate equal to a three-month LIBOR plus 8.25%, redetermined for each calendar quarter. As part of the Securities Exchange, on February 14, 2008, Longview exchanged the Non-Equity Note for a $2,000,000 senior secured note of Sonterra Resources (the “Initial Sonterra Note”) with the same terms as the Non-Equity Note.

SONTERRA RESOURCES, INC.
Notes to Consolidated Financial Statements
Period Ended September 30, 2008 (Unaudited)

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

In July 2008, Sonterra assumed a $75,000 promissory note and $11,463 in accrued interest, owed to Donald E. Vandenberg, who is a related party as previously discussed. Interest payments under the promissory note are payable at a rate of 8%, compounded annually; however, all principal and interest payments under said note will be deferred (and the underlying debt will be subordinated) until repayment of any senior and subordinated debt under any current and restructured working capital and project financing credit facilities.

The following is a schedule of principal maturities of debt as of September 30, 2008, after giving consideration to the exchange of the $5,990,010 senior secured note for common stock of the Company as described above:

Due in calendar year:
2008	$-
2009	-
2010	3,083,160
Total	$3,083,160

The Non-Equity Note and the Initial Sonterra Note (collectively, the “Notes”) contain certain restrictive covenants which, among other things, limit the incurrence of additional debt, investments, liens, dividends, prepayments of indebtedness, asset dispositions, mergers and consolidations, and other matters customarily restricted in such agreements. The Notes require the Company to comply with certain financial covenants, including a minimum quarterly revenue amount, a minimum oil and gas reserves quantity amount, and a minimum proved reserve value ratio. The Notes also include customary events of default. The financial covenants are measured as of each calendar quarter. Upon the occurrence and continuation of an event of default, the holder of the Notes may declare all or any portion of the Notes to be due and payable immediately. The Company was not in compliance with all covenants of the outstanding Non-Equity Note at December 31, 2007. A waiver of requirement for compliance with the debt covenants at December 31, 2007 was received from Longview, and the financial covenants of the Initial Sonterra Note were amended through December 31, 2008. There are no restrictive covenants on the promissory note.

6.  Securities Exchange

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

SONTERRA RESOURCES, INC.
Notes to Consolidated Financial Statements
Period Ended September 30, 2008 (Unaudited)

As of February 14, 2008
Current Assets:
Cash	$9,115
Current Liabilities:
Accounts Payable	(651,423)
Net Liabilities Acquired	$(642,308)

The pro forma results of the combined operations of Sonterra Resources and Sonterra Oil & Gas for the three and nine months ended September 30, 2008 and 2007 are presented below. The pro forma results include the limited operations of Sonterra Oil & Gas from the date of its incorporation, April 17, 2007.

	Three Months Ended September 30,
	2008	2007
Revenues	$43,508	$-
Costs and Expenses	1,096,692	54,793
Income (Loss) from Operations	(1,053,184)	(54,793)

Other Income (Expense)	(102,489)	130,010

Net (Loss)	$(1,155,673)	$75,217

Basic Earnings (Loss) Per Share	$(0.044)	$0.002
Weighted Average Common Shares Outstanding	26,347,359	38,552,749

	Nine Months Ended September 30,
	2008	2007
Revenues	$567,937	$-
Costs and Expenses	2,774,734	276,970
Income (Loss) from Operations	(2,206,797)	(276,970)

Other Income (Expense)	(270,057)	131,826

Net (Loss)	$(2,476,854)	$(145,144)

Basic Earnings (Loss) Per Share	$(0.094)	$(0.004)
Weighted Average Common Shares Outstanding	26,241,402	38,517,381

7. Income Taxes

FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax position taken or expected to be taken on a tax return. Under FIN 48, tax positions are recognized in the Company’s financial statements as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with tax authorities assuming full knowledge of the position and all relevant facts. These amounts are subsequently reevaluated and changes are recognized as adjustments to current period tax expense. FIN 48 also revised disclosure requirement to include an annual tabular roll forward of unrecognized tax benefits.

SONTERRA RESOURCES, INC.
Notes to Consolidated Financial Statements
Period Ended September 30, 2008 (Unaudited)

The Company adopted the provisions of FIN 48 at its inception in April 2007. If applicable, the Company would recognize interest and penalties related to uncertain tax positions in interest expense. As of September 30, 2008, the Company had no accrued interest and penalties.

The Company has incurred net operating losses since its inception, resulting in a deferred tax asset. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2008 and December 31, 2007.

8.  Recent Accounting Pronouncements

FASB Statement of Accounting Standard No. 157, “Fair Value Measurement”(“SFAS 157”): SFAS 157, issued in September 2006, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. In February 2008, the FASB granted a one-year deferral of the effective date of this statement as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (e.g. those measured at fair value in a business combination and goodwill impairment). SFAS 157 is effective for all recurring measures of financial assets and liabilities (e.g. derivatives and investment securities) for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

FASB Statement of Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”): SFAS 159, issued in February 2007, allows entities the option to measure the eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company did not elect the fair value option for any of its existing financial instruments.

FASB Statement of Accounting Standards No. 141 (R), “Business Combinations” (“SFAS 141 (R)”): SFAS 141 (R) was issued in December 2007 to replace SFAS 141. SFAS 141 (R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire and the goodwill acquired. SFAS 141 (R) also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141 (R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141 (R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

FASB Statement of Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”): SFAS 160, issued in December 2007, establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any non-controlling interests in its subsidiaries and thus does not expect the adoption of SFAS 160 to impact its consolidated financial statements.

SONTERRA RESOURCES, INC.
Notes to Consolidated Financial Statements
Period Ended September 30, 2008 (Unaudited)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q quarterly report of Sonterra Resources, Inc. (the “Company”) for the three and nine months ended September 30, 2008, may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The Company believes certain significant accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.  We believe the following accounting policies to be critical to our operations:

Full Cost Method of Accounting
Oil and gas properties are stated at historical cost using the full cost method of accounting. Under this method, all costs associated with acquisition, exploration, and development of oil and gas properties are capitalized. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling and equipping productive and non-productive wells. Capitalized costs are categorized either as being subject to amortization or not subject to amortization.

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

In addition, capitalized costs, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the full cost ceiling) equal to the sum of:

1)
The present value of estimated futures net revenues computed by applying current prices of oil and gas reserves to estimated future production of proved oil and gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions;

2)	plus the cost of properties not being amortized;

3)	plus the lower cost of estimated fair value of unproven properties included in the costs being amortized;

4)	less income tax effects related to the differences between the book and tax basis of the properties.

Revenue Recognition
We recognize oil and gas revenue from our interest in producing wells as the oil and gas is sold to third parties. Gas gathering revenues are recognized upon delivery of the product to third parties.

Reserve Estimates
Our estimates of oil and gas reserves, by necessity, are projections based on geological and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and gas reserves and future net cash flows depend upon a number of variable factors and assumptions, all of which may in fact vary considerably from actual results. These factors and assumptions include historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and gas prices, future operating costs, severance taxes, development costs and workover costs. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to an extent that these reserves may be later determined to be uneconomical. For these reasons, estimates of economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures, with respect to our reserves, will likely vary from estimates and such variances may be material. We contract with independent engineering firms on an annual basis to provide reserve estimates for reporting purposes.

Impairment of Oil and Gas Properties
We review our oil and gas properties for impairment at least annually and whenever events and circumstances indicate a decline in the recoverability of their carrying value. We estimate the expected future cash flows of our oil and gas properties and compare such future cash flows to the carrying amount of the properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to their fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.

Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that would require us to record an impairment of the recorded book values associated with oil and gas properties. We have recognized impairments in both the current and prior years and there can be no assurance that impairments will not be required in the future.

Income Taxes
Significant management judgment is required to determine the provisions for income taxes and to determine whether deferred tax assets will be realized in full or in part. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When it is more likely than not that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax asset that are determined not to be realizable.

Additionally, despite our belief that our tax return positions are consistent with applicable tax law, we believe that certain positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations.

In July 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarified the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute to a tax position taken or expected to be taken in a tax return. FIN 48 prescribes how a company should recognize, measure, present, and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date.

General Overview of Operations and Current Year Developments

Sonterra Resources, Inc., formerly known as River Capital Group, Inc., is an oil and gas exploration and production company. On February 14, 2008, we consummated the transactions (the “Securities Exchange”) contemplated by the Securities Exchange and Additional Note Purchase Agreement entered into on August 3, 2007 with The Longview Fund, L.P. Longview, together with affiliated funds, own approximately 95.8% of our common stock.

The following events occurred prior to or at the closing of the Securities Exchange:

•	our 38,552,749 issued and outstanding shares of common stock were combined into 3,855,275 shares of common stock in a 1-for-10 reverse stock split;
•	our name was changed to “Sonterra Resources, Inc.”;
•
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

•	Longview exchanged its $2,000,000 non-equity note from Sonterra Oil & Gas for a senior secured note made by us in an equal principal amount.

As a result of the Securities Exchange:

•	we own 100% of the issued and outstanding capital stock of Sonterra Oil & Gas;
•	we are engaged, through Sonterra Oil & Gas, in the operation and development of the oil and gas properties and related assets; and
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

On July 8, 2008 Sonterra Resources acquired Velocity Partners and Velocity Offshore, previously owned by certain executive officers of Sonterra (See Note 1 and 4 to the interim consolidated financial statements). Both Velocity entities are recognized in the industry as employing growth strategy through acquisition of oil and gas properties. Additionally, Velocity Offshore is recognized by the Minerals Management Services as a qualified operator in the Outer Continental Shelf (OCS). This recognition will facilitate the timely acquisition any potential offshore acquisition targets and streamline assumption of operations upon closing of any such transaction.

Our oil and gas assets consist of certain oil and gas properties and related assets that we acquired in August 2007 from Cinco Natural Resources Corporation (“Cinco”) and Flash Gas & Oil Southwest, Inc. (“Flash”) in two separate transactions for an aggregate amount of approximately $5.9 million. Our wholly owned subsidiary, Sonterra Operating, Inc., is the named operator of our oil and gas properties, which are located in Matagorda Bay in Texas State Waters lying offshore of the Texas coastal counties of Calhoun and Matagorda. In the Cinco acquisition, for approximately $5.0 million, we purchased 60% of the interests held by Cinco in the Texas State Tract 150 Wells No. 1 and No. 2 located in Matagorda Bay, Texas, as well as a 320-acre oil and gas lease related to those wells and certain other leases covering approximately 3,200 additional acres located in Matagorda Bay. In the Flash acquisition, for approximately $1.2 million cash, we purchased all of the interests held by Flash in the Texas State Tract 150 Wells No. 1 and No. 2 as well as a seven-mile pipeline connecting the wells to the Keller Bay onshore facility located in Calhoun County, Texas. As discussed below, the Texas State Tract 150 Well No. 2 has been shut-in as a result of sand production and the Texas State Tract 150 Well No. 1 only produced marginally in the 3rd quarter.

In December 2007, we acquired an additional 1,920 gross (960 net) offset acres for one of the undrilled Matagorda Bay prospects, giving us combined total acreage of approximately 5,500 gross (2,100 net) acres. On December 18, 2007, the Texas State Tract 150 Well No. 2 was shut-in because it was producing sand. During the first quarter of 2008, we worked over this well in an attempt to clean the sand out of the wellbore. Following the workover, sand production again caused the well to shut-in, and the well remains shut-in pending evaluation for future utility. We have identified four additional drilling locations on our acquired acreage, and the first well location, State Tract 127 No. 1 Unit Well #1, was spud on July 9, 2008, and reached total depth of 12,494’ in early September when the well was cased, logged and temporarily suspended, awaiting completion. Results of the logs indicate the well encountered productive pay in the Bol Mex sands and the Nodasaria #1 and Nodasaria #2 sands. The well will be completed in the 4th quarter and is expected to be on production by the end of 2008.

Under the terms of the contract operating agreement with South Texas Oil Company, described below, South Texas exercised its option to take an undivided 50% of Sonterra’s working interest, subject to a 25% reversionary interest after payout, in the State Tract 127-1 Unit Well.

Additionally, Sonterra sold a 10.00% working interest to Vinland Energy Capital I LLP on a promoted basis, plus a proportionate share of the leasehold and geological and geophysical costs. The net results of the above transactions resulted in Sonterra having approximately a 3.56% working interest before casing point and an 11.36% working interest after well payout.

On April 8, 2008, Sonterra Operating, Inc. entered into a definitive contract operating agreement with South Texas Oil Company, to be effective as of April 1, 2008, pursuant to which Sonterra Operating began overseeing daily operations of both operating services and accounting services for the operated and non-operated properties of South Texas Oil Company as an independent contractor acting in the role of contract operator for a fee of $75,000 per month. Michael J. Pawelek, one of our current directors, who was our Chairman and Chief Executive Officer at the time we entered into the contract operating agreement with South Texas Oil Company, was also and is currently the Chairman of South Texas Oil Company. Our board of directors, with Mr. Pawelek recused from voting as a potentially interested party, reviewed and evaluated the terms of the contract operating agreement and determined that the terms were commercially reasonable prior to authorizing our entry into and performance of the contract operating agreement. The contract operating agreement was terminated in July 2008, as a result of the management team changes at both Sonterra Operating and South Texas Oil Company.

Immediately after terminating the prior contract operating agreement, Sonterra Resources entered into another contract operating agreement with South Texas Oil Company effective June 23, 2008, pursuant to which South Texas began overseeing the daily operations of the Matagorda Bay 150 field and commenced the drilling of the Matagorda Bay State Tract 127-1 Unit Well. Pursuant to the contract operating agreement, South Texas will be entitled to receive the applicable Council of Petroleum Accountants Society (COPAS) fees for the daily operations and drilling as well as be entitled to participate in up to 50% in all of the Matagorda Bay exploratory prospects.

Results of Operations for the Three Months and Nine Months Ended September 30, 2008

Revenues. During the three months and nine months ended September 30, 2008, we reported total revenues of $43,508 and $567,937, respectively, primarily from oil and gas sales. As described above, only one of the two productive wells was producing in the three months and nine months ending September 30, 2008. No contract operating income or operating overhead income was recorded in the 3rd quarter as a result of the cancellation of the Contract Operating Agreement with South Texas Oil Company. The initial contract operating agreement whereby we acted as contract operator of the South Texas Oil Company assets was terminated June 23, 2008, contemporaneously with the resignation of our former management team who were simultaneously appointed as officers of South Texas Oil Company.

Lease Operating Expenses. During the three months and nine months ended September 30, 2008, our lease operating expenses were $224,406 and $683,388, respectively. Water disposal costs were the most significant expense incurred. No other unusual operating expenses were incurred during the period.

General and Administrative Expense. General and administrative expense for the three months and nine months ended September 30, 2008 was $847,175 and $1,916,655, respectively. Non-cash stock compensation expense was $485,250 for the three months ended September 30, 2008 and $515,683 for the nine month period. All prior expenses related to the prior management team were reversed in the 2nd quarter. Our 2008 non-cash stock compensation expense relates to the common stock options of the current management. Accrued salary expense for the quarter was $165,600, which represents the salary deferrals of the three member management team. Our corporate structure is to maintain as few employees as needed and to outsource all administrative functions. Currently, we used PetroAcct L.P. for contract accounting services; Akin, Doherty Klein and Feuge, P.C. for audit and tax services; and Thompson and Knight LLP for legal services. Collectively, the combined expenses for the quarter were $141,504.

Other (Expense).  During the three months ended September 30, 2008, we had other expenses of $102,489 consisting of interest expense in the amount of $85,125 and debt issuance costs amortization of $17,364. During the nine months ended September 30, 2008, we had other expenses of $270,057 consisting of interest expense in the amount of $225,366 and debt issuance costs amortization of $44,691. The interest expense relates to the $3,000,000 senior secured notes described in Note 4 to the financial statements.

Financial Condition

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations. As part of the Securities Exchange, we issued a senior secured note in the principal amount of $2,000,000 in exchange for a note in an equal amount that had been issued by Sonterra Oil & Gas to Longview. We also have the right, subject to satisfaction of various conditions, in our discretion to require Longview to purchase additional secured notes in the principal amount of up to $2,000,000 per fiscal quarter, up to an aggregate principal amount that may not exceed an aggregate of $10,000,000. The Securities Exchange agreement significantly restricts our ability to incur indebtedness other than by issuing additional notes to Longview. Accordingly, if we are unable to satisfy the conditions precedent to Longview’s obligation to purchase additional notes and Longview is unwilling to waive or modify such conditions or subordinate the notes to allow us to obtain working capital and project financing for future acquisitions, we would likely be unable to raise the funds required to make acquisitions in the future through the Longview facility.

We believe that we will have sufficient sources of capital through access to proceeds of additional notes issued by us (subject to various conditions), to fund our operations for the next 12 months if Longview is willing to waive or modify such conditions or subordinate the notes to new financing. Our future funding requirements will depend on numerous factors, including ongoing costs associated with investigating and acquiring potential oil and gas prospects, exploration and other development costs of acquired oil and gas leases, and costs to recruit and train qualified personnel.

We are the named operator of the wells acquired in the Cinco and Flash acquisitions, which are currently operated by South Texas Oil Company under a contract operating agreement, and we intend to drill wells in the exploratory prospects that we acquired through those acquisitions. In addition to drilling the exploratory prospects, we intend to make at least one acquisition of producing properties within the next six months, which would require additional funds to be raised. We do not presently have any agreements or commitments to make any such additional acquisitions, and there is no assurance that we will have available the funds necessary to complete any acquisition, that Longview will agree to subordinate their notes to allow us to obtain financing for future acquisitions, or that we will be able to reach an agreement to acquire additional prospects on acceptable terms, if at all.

Our business model is based on growing the company by completing one or more acquisitions of producing properties with upside proven locations to be drilled and by participating in drilling prospects generated in-house and by third parties. Acquisitions of producing properties will typically have associated production equipment. We have three employees. The number of acquisitions we complete and number of prospects in which we participate, if any, will determine whether we will hire additional employees. There is the potential for a significant increase in the number of employees in the event that we acquire or develop additional oil and gas properties and related assets.

 Senior Secured Notes

At September 30, 2008, we had senior secured notes outstanding in an amount of $3,000,000 to the Company’s principal shareholder, Longview. The loans bear interest at the sum the 3-month London Interbank Offered Rate (LIBOR) then in effect plus 8.25%, recalculated each quarter.

Other Notes

As part of the acquisition of the Velocity entities, Sonterra assumed a $75,000 promissory note, plus accrued interest of $11,463. The note bears interest at 8%, compounded annually.

Capital Expenditures and Commitments

Our commitment to drill an additional well in one of our Matagorda Bay prospects by July 1, 2008, was met by the commencement of drilling operations of the Matagorda Bay ST 127 No. 1 Unit Well in late June 2008. The well was drilled, cased and temporarily suspended, awaiting completion. Completion operations commenced on November 1, 2008 and the well is expected to be on production by year-end.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2008.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Item 1A. Risk Factors

Because we are a smaller reporting company, we need not provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Default upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

Not Applicable.

Item 5. Other Information

Not Applicable

.
Item 6. Exhibits

Exhibit	Description
10.1
Contract Operating Agreement, dated April 8, 2008 to be effective as of April 1, 2008, among South Texas Oil Company and its subsidiaries and Sonterra Operating, Inc. (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on May 15, 2008.) The termination of Contract Operating Agreement, dated July 21, 2008, effective June 23, 2008, terminated this agreement upon the replacement of the Sonterra management team.

10.2
Contract Operating Agreement, dated July 21, 2008 to be effective as of June 23, 3008, between Sonterra Resources and South Texas Oil Company. (Incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed on July 23, 2008.)

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

Dated:   November 14, 2008

SONTERRA RESOURCES, INC.

By:	/s/ Donald E. Vandenberg
Donald E. Vandenberg
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Donald J. Sebastian
Donald J. Sebastian
Chief Financial Officer (Principal Financial and Accounting Officer)