Form 10-K
period 2008-12-31
Velocity Energy Inc.
filed 2009-05-08
CIK 1104594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to _____

Commission File Number: 000-29463

VELOCITY ENERGY INC.
(formerly known as Sonterra Resources, Inc.)
(Exact Name of Registrant as Specified in Its Charter)

Delaware	51-0392750
(State or Other Jurisdiction of	(IR. Employer Identification No.)
Incorporation or Organization)
523 N. Sam Houston Pkwy. E. Suite 175 Houston, Texas 77060 (Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (713) 741-0610

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (treating all directors, executive officers and 10% stockholders as if they may be affiliates of the registrant) was $4,310,827 as of June 30, 2008, based on $2.20 per share, the closing sale price as reported on the OTC Bulletin Board on such date.

The registrant had 26,347,359 common shares outstanding as of date preceding date of filing.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This Annual Report on Form 10-K includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

PART I

Item 1.  Business.

Overview

Current Status of Parent and Subsidiaries.  The accompanying audited consolidated financial statements report financial information for Velocity Energy Inc., a Delaware corporation formerly known as Sonterra Resources, Inc. (the “Company”), and its wholly owned subsidiaries: Sonterra Oil & Gas, Inc., a Delaware corporation (“Sonterra Oil & Gas”), which was merged into the Company on November 11, 2008; Sonterra Operating, Inc., a Delaware corporation  (“Sonterra Operating”); Velocity Energy Inc, a Delaware corporation, which changed its name to Velocity Energy Operating Inc. on March 4, 2009 (“Velocity Operating”); Velocity Energy Offshore LP, a Delaware limited partnership (“Velocity Offshore”); Velocity Energy Partners L.P., a Delaware limited partnership (“Velocity Partners”); Velocity Energy Limited LLC, a Texas limited liability company (“Velocity Limited”); North Texas Drilling Services, Inc., a Texas corporation (“NTDS”); River Capital Holdings Limited, a Barbados corporation (“RCHL”); and River Reinsurance Limited, a Barbados corporation (“River Re”). Collectively, all of the subsidiaries are referred to as the “Subsidiaries”.  References to “the Company” refer to Sonterra Resources, or Sonterra Resources and its Subsidiaries, and to Velocity Energy Inc., and its Subsidiaries. Additionally, the terms “us,” “our,” “we,” and “its” are sometimes used as abbreviated references to the Company.

Corporate History of the Company.  The Company was originally incorporated in Florida effective as of June 17, 1997, as Permastoprust International, Inc. and subsequently changed its name to Greystone Credit Inc. on June 30, 1999. The current publicly traded entity was incorporated in Delaware under the name whOOdoo.com, inc. on July 1, 1999. On August 4, 1999, Greystone Credit Inc. acquired whOOdoo.com, inc. in a share exchange, resulting in the Company’s state of incorporation being changed to Delaware and the name of the Company becoming whOOdoo.com, inc.  On July 17, 2000, the name of the Company was changed to Ballistic Ventures, Inc. On June 5, 2004, the name of the Company was changed to River Capital Group, Inc. (“River Capital”). River Capital intended to establish and grow a core reinsurance business through two entities incorporated in Barbados, RCHL and River Re, but was unable to raise equity or debt capital and River Capital abandoned the efforts to establish a reinsurance business. These businesses of RCHL and River Re are dormant, and the Company intends to divest or dissolve both RCHL and River Re in the second quarter of 2009. Following the closing of the Securities Exchange in February 2008 discussed below, the name of the Company was changed to Sonterra Resources, Inc., and the Company emerged from shell company status as an oil and gas exploration and production company. On March 4, 2009, the name of the Company was changed to Velocity Energy Inc.

Securities Exchange between The Longview Fund, L.P. and the Company.  On February 14, 2008, Sonterra Resources consummated the transactions (the “Securities Exchange”) contemplated by a Securities Exchange and Additional Note Purchase Agreement entered into on August 3, 2007 with The Longview Fund, L.P. (“Longview”), together with an affiliated fund, which collectively owned approximately 66.6% of the Company’s common stock. The Securities Exchange was comprised of a series of transactions that occurred as part of the closing including (i) Sonterra Resources’ 38,552,749 issued and outstanding shares of common stock were combined into 3,855,275 shares of common stock in a 1-for-10 reverse stock split; (ii) the Company’s name was changed from River Capital Group, Inc. to Sonterra Resources, Inc.; and (iii) Longview exchanged (a) all of its shares of common stock of Sonterra Oil & Gas, Inc., (b) a $5,990,010 equity note from Sonterra Oil & Gas, and (c) a warrant to purchase 50 shares of Sonterra Oil & Gas common stock for 21,846,558 shares of Sonterra Resources’ common stock and a warrant to purchase 4,958,678 shares of Sonterra Resources’ common stock. Longview also exchanged its $2,000,000 non-equity note from Sonterra Oil & Gas for a senior secured note from Sonterra Resources in an equal principal amount.

As a result of the Securities Exchange, (i) 100% of the issued and outstanding shares of capital stock of Sonterra Oil & Gas, which was formerly known as Sonterra Resources, Inc. prior to the Securities Exchange, were transferred to Sonterra Resources (formerly known as River Capital Group, Inc).; (ii) Sonterra Resources became engaged, through the Subsidiaries, in the operation and development of oil and gas properties and related assets; and (iii) the former stockholders of Sonterra Oil & Gas hold approximately 95% of the common stock of Sonterra Resources. Although Sonterra Resources (formerly River Capital Group, Inc.) was the legal acquirer of Sonterra Oil & Gas and continues as a publicly traded entity, for accounting purposes, the acquisition has been treated as a recapitalization of the Company with Sonterra Oil & Gas as the acquirer (reverse acquisition).  The historical financials prior to February 14, 2008, are those of Sonterra Oil & Gas, which was subsequently merged into Sonterra Resources on November 7, 2008.

Acquisition of Velocity Partnerships.  On July 8, 2008, the Company acquired Velocity Energy Offshore LP and Velocity Energy Partners LP, both Delaware limited partnerships. Accordingly, the results of operations of these partnerships are included in the financial statements of the Company since that date. The Company paid a total of $10,000 to members of management of the Company, Donald E. Vandenberg, President and Chief Executive Officer, and Gary L. Lancaster, Vice President and Chief Legal Officer, in consideration for their partnership interests in the partnerships. As part of the acquisition, the Company also assumed a $75,000 promissory note and accrued interest of $11,463 owed to Donald E. Vandenberg. On November 3, 2008, the Company exercised its option to acquire Velocity Energy Limited LLC, the general partner of the two Velocity partnerships, from Messrs. Vandenberg and Lancaster for $10 and other good and valuable consideration.

Oil and Gas Contracts and Business Activities.   On April 8, 2008, the Company entered into a definitive contract operating agreement with South Texas Oil Company (“South Texas”), to be effective as of April 1, 2008 (“South Texas Contract Operating Agreement”), pursuant to which the Company began overseeing daily operations, including both operating services and accounting services, for South Texas’ operated and non-operated properties in Texas and Colorado for a fee of $75,000 per month. Michael J. Pawelek, who was the Chairman and Chief Executive Officer of the Company at the time the Company entered into the South Texas Contract Operating Agreement, was also the Chairman of the Board of Directors of South Texas Oil Company. Accordingly, our Board of Directors, with Mr. Pawelek recused from voting as a potentially interested party, reviewed and evaluated the terms of the South Texas Contract Operating Agreement and determined that the terms were commercially reasonable. The South Texas Contract Operating Agreement was terminated effective June 23, 2008, as a result of the management team changes on that date at both the Company and South Texas Oil Company whereby (i) the prior management team of the Company, Michael J. Pawelek, Sherry L. Spurlock, and Wayne Psencik, resigned from their employment with the Company as Chief Executive Officer and President, Chief Financial Officer, and Vice President of Operations, respectively (although Michael J. Pawelek remained as Chairman of the Board of Directors of the Company until November 3, 2008) and became the management team of South Texas Oil Company and (ii) Donald E. Vandenberg (Chief Executive Officer and President) and Gary L. Lancaster (Vice President and Chief Legal Officer), joined by Donald J. Sebastian (Vice President and Chief Financial Officer) on July 1, 2008, became the new management team of the Company.

In connection with the management team transitions, the Company and South Texas Oil Company entered into another contract operating agreement whereby South Texas was appointed as the contract operator of all of the Company’s Matagorda Bay oil and gas assets in the State Waters of Texas located offshore of Matagorda County and Calhoun County, Texas (“Matagorda Bay Contract Operating Agreement”), whereupon South Texas began overseeing the daily operations of the Matagorda Bay 150 Field. Under the Matagorda Bay Contract Operating Agreement, South Texas is entitled to receive the applicable Council of Petroleum Accountants Society (COPAS) fees for daily operations and drilling operations and is entitled to participate in up to 50% (or more by mutual agreement) in all of the Company’s Matagorda Bay exploratory prospects.

The descriptions of the above contract operating agreements are qualified in each case, in their entirety, by reference to the complete texts of such agreements, which are attached hereto as Exhibits 10.1 and 10.2.

As contract operator, South Texas commenced the drilling of the Matagorda Bay State Tract 127 No. 1 Unit Well #1 (“State Tract 127-1 Unit Well”) at the end of the second quarter of 2008. The State Tract 127-1 Unit Well is the initial well in the Sydney/150 Deep Prospect, the first of the four exploratory prospects in the Matagorda Bay 150 Field that have currently been identified as being prospective of oil and gas at depths of between 8,500 feet and 12,000 feet total vertical depth (TVD). The Company and South Texas agreed that South Texas would acquire 70% of the Company’s working interest, subject to a 25% reversionary interest after payout, in the State Tract 127-1 Unit Well.  The Company subsequently sold a 10% working interest to Vinland Energy Capital I LLP on a promoted basis, including a 10% proportionate share of the associated leasehold and geological and geophysical costs, and the Company and South Texas subsequently entered into an amendment to the Matagorda Bay Contract Operating Agreement to effectuate a 50%/50% split of the 10% working interest sold to Vinland. The net result of the above transactions resulted in the Company having approximately a 3.56% working interest before casing point, a 7.03% working interest after casing point, and an 11.36% working interest with corresponding net revenue interests of 5.11%, 5.11%, and 8.27%, respectively, after all well payout scenarios occur under various participation agreements and related documentation. The State Tract 127-1 Unit Well reached total depth of 12,464 feet in late August 2008 and was cased, cemented, logged, and temporarily suspended. Results of the logs indicate the well encountered productive pay in the Bol Mex and Nodasaria #1 formations at depths between 8,500 feet and 11,700 feet. The attempted completion in the Nodasaria #2 formation encountered water with no hydrocarbons.  The Nodasaria #1 formation was tested and found hydrocarbons, but tests were terminated because formation sand plugged the wellbore.  During the second quarter of 2009, the Company plans to run a through-tubing gravel pack to avoid sand accumulation and to commence production from the Nodasaria #1 formation by laying a gathering line to our 7-mile pipeline.

The State Tract 150 Well No. 1 produced sporadically a few days a month throughout most of the first three quarters of 2008, but also produced increasing volumes of water and was shut-in in 2008.  The State Tract 150-1 ST #1 Well, a side track development well, was commenced in November 2008. Diagnostic well analysis indicated multiple gas and condensate pay zones in the Bol Mex Formation at depths between 9,300 feet and 10,000 feet so we cased, cemented, and tested 785 million cubic feet per day (MCF/day) of gas and 120 barrels/day of condensate at a flowing tubing pressure of 3,600 PSI on an 8/64 inch choke in a late December 2008 production test at 9,950 feet. The State Tract 150-1 ST #1 subsequently encountered water from an up hole formation so we abandoned the zone we had tested and then attempted to recomplete up hole, where we again encountered water and sand along with as much as 563 MCF/day and 2.1 barrels/day of condensate before this zone was also shut in.  Further testing and wire line work is expected to commence in the second quarter of 2009.

Financial Restructuring between Marquis and the Company On November 13, 2008, the Company restructured its financing arrangements (“Financial Restructuring”) by entering into two transactions.  Under the first transaction, the Company entered into a Securities Exchange Agreement (the “New Securities Exchange Agreement”) with Longview and Longview Marquis Master Fund, L.P. (“Marquis”) under which (i) Marquis acquired a warrant (the “Marquis Warrant”) to acquire 1,000,000 shares of the Company’s common stock, par value $0.001 per share, subject to adjustment, at an initial exercise price per share of $0.01; (ii) Marquis acquired an unsecured subordinated promissory note in the original aggregate principal amount of $9,440,000 (the “Marquis Subordinated Note”), bearing interest at 11% per annum; (iii) Longview acquired an unsecured promissory note in the original aggregate principal amount of $2,210,551 (the “Longview Subordinated Note” and collectively with the Marquis Subordinated Note, the “Subordinated Notes”), bearing interest at 11% per annum; and (iv) Longview received $1,000,000 in cash as repayment of one-third of the principal of the Old Notes described below.

Prior to the transactions set forth above and based on the records of the Company and its transfer agent, Longview was the owner of approximately 88% of the Company’s outstanding common Stock and, together with its affiliated funds, Longview Equity Fund, L.P. and Longview International Fund, L.P., owned approximately 93% of the Company’s outstanding common stock. Viking Asset Management, LLC serves as investment adviser to Longview and its affiliated funds.  Prior to and during the Financial Restructuring, Viking also served as the investment adviser to Marquis.  Subsequent to the Financial Restructuring, Summerline Asset Management, LP (“Summerline”) began serving as the investment adviser to Marquis, which is no longer related to Longview.

As part of the consideration to the Company under the New Securities Exchange Agreement, Longview agreed to surrender to the Company warrants to acquire 3,000,000 shares of the Company’s common stock at an exercise price of $0.30210709 per share (out of that certain Warrant to Purchase Common Stock dated February 14, 2008 to acquire up to 4,958,678 shares of the Company’s common stock that Longview acquired in the Securities Exchange of February 14, 2008) (the “Old Longview Warrant”), and Longview surrendered to the Company the following notes payable by the Company in the aggregate outstanding principal amount of $3,000,000: (i) that certain Amended and Restated Senior Secured note dated February 14, 2008 (amended and restated May 16, 2008); and (ii) that certain Senior Secured Note dated May 22, 2008 (collectively, the “Old Longview Notes”).

In exchange for the Marquis Warrant and the Marquis Subordinated Note, the Company acquired from Marquis all of the issued and outstanding shares of common stock, par value $0.001 per share, of NTDS and that certain Ninth Amended and Restated Senior Secured Note dated October 3, 2008, in the outstanding principal amount of $8,575,000, plus accrued and unpaid interest of approximately $865,000, for a total assumed indebtedness of $9,440,000 owed by NTDS (the “North Texas Note”). The original North Texas Note was cancelled upon delivery to the Company.  To induce Marquis and Longview to enter into the Securities Purchase Agreement, on November 13, 2008, the Company entered into a Subordination Agreement with Marquis, Longview and Summerline, as Collateral Agent for Marquis and Longview, pursuant to which the Subordinated Notes are subordinated to the Senior Secured Note.

An evaluation of the NTDS assets was prepared by an independent machinery and equipment appraisal firm.  An independent valuation firm was used to determine the value of NTDS at $1,137,551.

The Company issued a subordinated note with a face value of $9,440,000 (The Marquis Subordinated Note) and 1,000,000 warrants valued at $118,865.  The excess of the face amount of the Marquis Subordinated Note over the fair value of NTDS and the warrants was recorded as a discount on the Marquis Subordinated Note of $8,421,314. The discount will be amortized over the term of the Marquis Subordinated Note as interest expense.

Upon the Company’s repayment of the Subordinated Notes, the holders of the Subordinated Notes have the right to convert up to 50% of the Principal (and the accrued and unpaid interest thereon) to be paid on any Principal Prepayment Date (as each such capitalized term not otherwise defined herein is defined in the respective Subordinated Note) into shares of common stock of the Company at a price equal to $4.00 per share, subject to adjustment.  Pursuant to the Securities Exchange Agreement, certain subsidiaries of the Company entered into a guaranty for the Subordinated Notes.

Contemporaneously with the closing of the New Securities Exchange Agreement, the Company entered into a second transaction pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) between the Company and Marquis.  Under the Securities Purchase Agreement, the Company issued and sold to Marquis, and Marquis purchased from the Company, for consideration of $8,075,000, a senior secured promissory note in the principal amount of $8,875,000, bearing interest at 13% per annum, subject to certain adjustments (the “Senior Secured Note”), and a warrant to acquire 1,050,000 shares of Company common stock at an initial exercise price of $0.01 per share.  As additional consideration under the Securities Purchase Agreement, the Company also granted Marquis a limited conveyance of overriding royalty interests (the “Overrides”) of 3% of the Company’s interest in the hydrocarbon production from all of the Company’s (i) current oil and gas properties (the “ORRI”) and (ii) oil and gas properties acquired in the future with $5,000,000 of proceeds (the “Acquisition Funds”) from the sale of the Senior Secured Note.  The Acquisition Funds were deposited in a restricted access bank account at Sterling Bank that was set up under the Deposit Account Control Agreement, dated as of November 13, 2008, among Sonterra Resources, Inc., Sterling Bank, and Summerline Asset Management, LLC, as “Collateral Agent” referenced as Exhibit 26 herein (“Acquisition Fund Account”).  The Acquisition Funds are intended to be used in making acquisitions of producing oil and gas properties, unless otherwise agreed between Marquis and the Company. The proceeds from the Securities Purchase Agreement were used in part to pay $1,000,000 of principal under the existing indebtedness owed to Longview pursuant to the Old Notes, to fund the Company’s share of the completion costs of the State Tract 127-1 Unit Well, and for general corporate purposes.

Under the Securities Purchase Agreement, from November 13, 2009 until November 12, 2010, the Company has the right to purchase from Marquis all (but not less than all) of the Overrides issued to Marquis prior to November 13, 2009 by delivering to Marquis, at its election, either Override Warrants (as defined in the Securities Purchase Agreement) or any combination of Common Override Exchange Shares (as defined in the Securities Purchase Agreement) and Preferred Override Exchange Shares (as defined in the Securities Purchase Agreement).  In connection with the Securities Purchase Agreement, certain subsidiaries of the Company guaranteed payment of the Senior Secured Note and the Company and certain of its subsidiaries granted a security interest in substantially all of their real and personal property to Summerline, as collateral agent for Marquis, as the secured party, and executed a security agreement, a mortgage, guarantees and pledges to evidence the same.

As of December 4, 2008, the Company, Marquis and Summerline entered into a letter agreement whereby such parties agreed to release up to $1,300,000 of the Acquisition Funds from the Acquisition Funds Account for payment directly to STO Operating Company or another third party for operations related to the wellbore located at State Tract 150-1 ST #1 Well.  On December 8, 2008, $927,346 of the Acquisition Funds was released from the Acquisition Funds Account for drilling costs of the State Tract 150-1 ST #1 Well.  Contemporaneously, the Company delivered an additional conveyance to Marquis granting to Marquis an overriding royalty interest (the “New ORRI”) of the Applicable Percentage (as defined in the New ORRI) in the State Tract 150-1 ST#1 Well. The New ORRI is equal to 7% of the Applicable Percentage of the oil, gas, and other minerals in, under and that may be produced from the State Tract 150-1 ST Well.  When Marquis has received $250,000 from the proceeds of the sale of the production of oil, gas and other minerals attributable to such 7%, the New ORRI shall be reduced to 3% of the Applicable Percentage.  The New ORRI is in addition to, and not in lieu, of the Existing 3% ORRI with respect to the property on which the State Tract 150-1 ST Well is located.  The balance of $1,300,000 of the Acquisition Funds authorized to be released from the Acquisition Funds Account, being $371,654, was released from the Acquisition Funds Account primarily for completion costs of the State Tract 150-1 ST #1 Well as well as for miscellaneous costs related to the Financial Restructuring. On March 30, 2009, $700,000 of the Acquisition Funds was released from the Acquisition Funds Account for payment of interest on the Senior Secured Debt and other corporate purposes.  On April 1, 2009, $2,000,000 of the Acquisition Funds was released to prepay part of the Senior Secured Note, in exchange for a reduction of $2,195,000 of the principal of the Senior Secured Note, leaving a balance in the Acquisition Funds Account of $399,931.

On April 13, 2009, the Company executed a letter of intent to acquire certain producing properties in southern West Virginia pursuant to the Company’s Appalachian Basin acquisition strategy in exchange for approximately $2,702,063 in cash, payable in three annual installments; the assumption of the balance of a $1,700,541 loan (estimated to be $1,500,000); and other consideration as detailed in the Letter of Intent attached hereto as Exhibit 10.33.

The descriptions of the above agreements are qualified in each case, in their entirety, by reference to the complete texts of such agreements, which are attached hereto as Exhibits 10.19 through 10.28.

Liquidity Issues/Going Concern

The accompanying financial statements to this annual report have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company experienced a net loss of approximately $6.3 million for the year ended December 31, 2008, has approximately $20.8 million in debt as of March 31, 2009, plus associated interest obligations, and virtually no current source of revenue, which raise substantial doubt about the Company’s ability to continue as a going concern unless the Company is able to effectuate its strategy of acquiring producing oil and gas properties in the Appalachian  Basin as discussed below.

Business Strategy

The Company is actively pursuing potential acquisitions of producing properties in the Appalachian Basin.   The management team has met with numerous providers of both debt and equity, is currently evaluating several potential acquisition targets, and has secured a letter of intent with respect to the acquisition of producing gas properties in southern West Virginia.  If successful with its Appalachian Basin acquisition strategy, the Company anticipates acquiring a steady revenue stream from these long-life Appalachian properties to service its debt obligations and create shareholder value.

Competition

The oil and natural gas industry is highly competitive in all phases. The Company encounters competition from other oil and natural gas companies in all areas of operation, including the acquisition of oil and natural gas properties to the exploration and development of those properties. Our competitors include major integrated oil and natural gas companies, numerous independent oil and natural gas companies, individuals and drilling and income programs.  Most of our competitors are much larger, well-established companies that have substantially larger operating staffs and substantially greater capital resources than we do. Such companies may be able to pay more for oil and natural gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will depend upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

Operating Hazards and Uninsured Risks

Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that the new wells we drill will be productive or that we will recover all or any portion of our investment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive, but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost and timing of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control, including title problems, weather conditions, gas transportation problems, delays by project participants, compliance with governmental requirements, shortages or delays in the delivery of equipment and services and increases in the cost for such equipment and services. Our future drilling activities may not be successful and, if unsuccessful, such failure may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operations are subject to hazards and risks inherent in drilling for and producing and transporting oil and natural gas, such as fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, cratering, pipeline ruptures and spills, any of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to our properties and those of others. We maintain insurance against some but not all of the risks described above. Furthermore, in certain circumstances in which insurance is available, we may not purchase it. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows in the period such event may occur.

Regulations

Current Government Regulation. Exploration for, and production and sale of, crude oil and natural gas are extensively regulated at the federal, state and local levels. Crude oil and natural gas development and production activities are subject to various laws and regulations (and orders of regulatory bodies pursuant thereto) governing a wide variety of matters, including, among others, allowable rates of production, prevention of waste and pollution and protection of the environment. Laws affecting the crude oil and natural gas industry are under constant review for amendment or expansion and frequently increase the regulatory burden on companies. Our ability to economically produce and sell crude oil and natural gas is affected by a number of legal and regulatory factors, including federal, state and local laws and regulations. Many of these governmental bodies have issued rules and regulations that are often difficult and costly to comply with, and that carry substantial penalties for failure to comply. These laws, regulations and orders may restrict the rate of crude oil and natural gas production below the rate that would otherwise exist in the absence of such laws, regulations and orders. The regulatory burden on the crude oil and natural gas industry increases our costs of doing business and consequently affects our profitability.

Environmental Matters. As a developer, owner and occasional operator of crude oil and natural gas properties, we are subject to various federal, state, and local laws and regulations relating to the discharge of materials into, and the protection of, the environment. We must take into account the cost of complying with environmental regulations in planning, designing, drilling, operating and abandoning wells. In most instances, the regulatory requirements relate to the handling and disposal of drilling and production waste products, water and air pollution control procedures, and the remediation of petroleum-product contamination. Under state and federal laws, we could be required to remove or remediate previously disposed wastes, including wastes disposed of or released by us or prior owners or operators in accordance with current laws or otherwise, to suspend or cease operations in contaminated areas, or to perform remedial well-plugging operations or cleanups to prevent future contamination. The U.S. Environmental Protection Agency and various state agencies have limited the disposal options for hazardous and non-hazardous wastes. The owner and operator of a site, and persons that treated, disposed of or arranged for the disposal of hazardous substances found at a site, may be liable, without regard to fault or the legality of the original conduct, for the release of a hazardous substance into the environment. The U.S. Environmental Protection Agency, state environmental agencies and, in some cases, third parties are authorized to take actions in response to threats to human health or the environment and to seek to recover from responsible classes of persons the costs of such action. Furthermore, certain wastes generated by our crude oil and natural gas operations that are currently exempt from treatment as hazardous wastes may in the future be designated as hazardous wastes and, therefore, be subject to considerably more rigorous and costly operating and disposal requirements. We have made and will continue to make expenditures in our efforts to comply with environmental requirements. We do not believe that we have, to date, expended material amounts in connection with such activities or that compliance with such requirements will have a material adverse effect upon our capital expenditures, earnings or competitive position. Although such requirements do have a substantial impact upon the crude oil and natural gas industry, they do not appear to affect us to any greater or lesser extent than other companies in the industry.

Future Government Regulation. Laws affecting the crude oil and natural gas industry are under constant review for amendment or expansion and frequently increase the regulatory burden on companies. Future federal, state or local laws or regulations and common law may impose liabilities in addition to, or restrictions more stringent than, those described herein. Current federal income tax proposals threaten to restrict, diminish or eliminate some of the favorable tax benefits and deductions currently enjoyed by the oil and gas industry, which may have an adverse impact on our future drilling activities and other operations.

Employees

As of December 31, 2008, the Company had ten employees, eight of whom were full-time employees.

 Item 2.  Properties.

Effective as of September 1, 2008, we moved our corporate offices from San Antonio, Texas to our current location of 523 N. Sam Houston Parkway E., Suite 175, Houston, Texas  77060. We lease this office on a 39-month lease at a current rental rate of $5,371.98 per month.

The Company’s oil and gas assets consist of certain oil and gas properties and related assets that the Company acquired in August 2007 from Cinco Natural Resources Corporation (“Cinco”) and Flash Gas & Oil Southwest, Inc. (“Flash”) in two separate transactions for an aggregate amount of approximately $5.9 million. Our wholly owned subsidiary, Sonterra Operating, Inc., is the named operator of record with the Texas Railroad Commission for our oil and gas properties, all of which are located in Matagorda Bay in Texas State Waters lying offshore of the Texas coastal counties of Calhoun and Matagorda. In the Cinco acquisition, the Company purchased 60% of the interests held by Cinco in the Texas State Tract 150 Wells No. 1 and No. 2 located in Matagorda Bay, Texas, as well as a 320-acre oil and gas lease related to those wells and certain other leases covering approximately 3,200 additional acres located in Matagorda Bay for approximately $5.0 million. In the Flash acquisition, the Company purchased all of the interests held by Flash in the Texas State Tract 150 Wells No. 1 and No. 2 as well as a seven-mile pipeline connecting the wells to the Keller Bay onshore facility located in Calhoun County, Texas for approximately $1.2 million.

In December 2007, the Company acquired an additional 1,920 gross (960 net) offset acres for one of the undrilled Matagorda Bay prospects, giving the Company a combined total acreage of approximately 5,500 gross (2,100 net) acres. On December 18, 2007, the Texas State Tract 150 Well No. 2 was shut-in because it was producing sand. During the first quarter of 2008, the Company worked over this well in an attempt to clean the sand out of the wellbore. Following the workover, however, sand accumulation again caused the well to be shut in, and the well remains shut in pending evaluation for a future recompletion.

Descriptions of the business activities with respect to our oil and gas properties are included in more detail in “Item 1.  Business” and in “Item 2. Capital Expenditures and Commitments” and are incorporated herein by reference.

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

Productive Wells

The following table sets forth the number of gross and net productive natural gas and oil wells in which we owned an interest as of December 31, 2008:

	Total Productive Wells (1)
	Gross (2)	Net (3)
Matagorda Bay, Calhoun County, Texas	3	0.68
Oil	-	-
Total	3	0.68

(1)	Productive wells are producing wells, wells capable of production, shut in with proven pay behind pipe.
(2)	A gross well is a well in which we own an interest.
(3)	The number of net wells is the sum of our fractional working interests owned in gross wells.

Exploration and Development Acreage

The following table indicates our interests in developed and undeveloped acreage as of December 31, 2008.

	Developed Acreage (1)		Undeveloped Acreage (2)
	Gross (3)	Net (4)	Gross (3)	Net (4)
Mat Matagorda Bay	960	239	4,480	1,358

(1)	Developed acreage consists of acres assignable to productive wells.
(2)
Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

(3)	Gross acres refer to the number of acres in which we own a working interest.
(4)
Net acres represent the number of acres attributable to an owner’s proportionate working interest and/or royalty interest in a lease (e.g., a 50% working interest in a lease covering 320 acres is equivalent to 160 net acres).

Drilling Activity

The Company’s drilling program was initiated with the drilling of our first exploratory well commenced during the second quarter of 2008, which was the State Tract 127-1 Unit Well in the Matagorda Bay 150 Field as discussed in detail in “Item 1. Business.”

Present Activities

As of March 31, 2009, we have pending field operations in progress of material significance with respect to the State Tract 127-1 Unit Well and the State Tract 150-1 ST #1 Well, both of which were drilled in the Matagorda Bay 150 Field during 2008 and both of which are discussed in detail in “Item 1. Business.”

Delivery Commitments

We are not obligated under the terms of any existing contract or agreement to provide a fixed and determinable quantity of oil or gas in the future.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matter to a Vote of Security Holders.

The only matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008 were the Financial Restructuring and approval for the (i) authorization of 50,000,000 million shares of blank check preferred stock and (ii) change of the Company’s name from Sonterra Resources, Inc. to Velocity Energy Inc., both of which matters were effectuated in the first quarter of 2009.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since May 10, 2006, our common stock has been quoted on the OTC Bulletin Board.

The following table sets forth the range of high and low bid quotations for each period as shown below. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

		HIGH	LOW
Year 2007	January 1 - March 31	$0.23	$0.13
Year 2007	April 1- June 30	$0.40	$0.13
Year 2007	July 1- September 30	$0.36	$0.24
Year 2007	October 1 - December 31	$0.57	$0.08
Year 2008	January 1 - March 31	$2.45	$1.70
Year 2008	April 1 - June 30	$2.49	$1.25
Year 2008	July 1 - September 30	$1.75	$1.10
Year 2008	October 1-December 31	$1.35	$0.70

As of March 31, 2009, there were 576 record holders of our common stock.

We have not paid dividends on our stock and do not anticipate paying any dividends thereon in the foreseeable future. We are restricted from declaring dividends under the terms of both the Securities Exchange Agreement and the Financial Restructuring documentation.

As of December 31, 2008, we had 5,140,000 shares of our common stock authorized for issuance pursuant to the 2007 River Capital Stock Option Plan.  Effective as of March 31, 2009, we have 3,000,000 shares of our common stock authorized for issuance pursuant to the 2008 Sonterra Resources, Inc. Equity Compensation Plan.  These two plans are our only two compensation plans.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2008 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted- Average Exercise Price of Outstanding Options and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders	3,630,804	$1.707	1,509,561
Equity compensation plans not approved by security holders (1)	3,000,000	$1.04	3,000,000
Total	6,630,804	$1.707	4,509,561

(1) Approved after March 31, 2009; none of these options are outstanding.

Item 6.  Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

In Note 2 of our Financial Statements for the year ended December 31, 2008, it is noted that there is substantial doubt about our ability to continue as a going concern. Our existence is dependent upon management’s ability to raise sufficient capital for our business plan of acquiring producing oil and gas properties.

We incurred a cumulative net loss of $7,513,107 for the period from inception through December 31, 2008. At December 31, 2008, we had working capital of $1,981,038.  We have no history of earnings.

The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the years ended December 31, 2008 and December 31, 2007, respectively, and should be read in conjunction with the Financial Statements and related notes appearing elsewhere in this report.

General Overview of Operations and Current Year Developments

The Company is an oil and gas exploration and production company.  On February 14, 2008, we consummated the transactions (the "Securities Exchange") contemplated by the Securities Exchange and Additional Note Purchase Agreement entered into on August 3, 2007 with Longview. Longview, together with affiliated funds, own approximately 95.8% of our common stock.

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
●
we were the legal acquirer of Sonterra Oil & Gas and continue as a publicly traded entity, for accounting purposes, the acquisition has been treated as a recapitalization of the Company with Sonterra Oil & Gas as the acquirer (reverse acquisition).  The historical financials prior to February 14, 2008, are those of Sonterra Oil & Gas.

On June 23, 2008, our management team resigned and was replaced by a new management team, consisting of Donald E. Vandenberg, Chief Executive Officer, and Gary L. Lancaster, VP and Chief Legal Officer, both of whom were also named as directors. Doyle Valdez resigned as a director on the same date. Donald J. Sebastian, VP and Chief Financial Officer joined the Company effective as of July 1, 2008.

On July 8, 2008 the Company acquired Velocity Partners and Velocity Offshore, previously owned by certain executive officers of the Company.  Both of these Velocity entities are recognized in the industry as employing growth strategy through acquisition of oil and gas properties.  Additionally, Velocity Offshore is recognized by the Minerals Management Services as a qualified operator in the Outer Continental Shelf (OCS).  This recognition will facilitate any potential offshore acquisition targets and streamline assumption of operations upon closing because we will not have to go through the time-consuming process of becoming qualified as an OCS operatory.

The Company’s oil and gas assets consist of certain oil and gas properties and related assets that we acquired in August 2007 from Cinco Natural Resources Corporation ("Cinco") and Flash Gas & Oil Southwest, Inc. ("Flash") in two separate transactions for an aggregate amount of approximately $5.8 million. Our wholly owned subsidiary, Sonterra Operating, Inc., is the named operator of our oil and gas properties, which are located in Matagorda Bay in Texas State Waters lying offshore the Texas coastal counties of Calhoun and Matagorda. In the Cinco acquisition, for approximately $4.7 million, the Company purchased 60% of the interests held by Cinco in the Texas State Tract 150 Wells No. 1 and No. 2 located in Matagorda Bay, Texas, as well as a 320-acre oil and gas lease related to those wells and certain other leases covering approximately 3,200 additional acres located in Matagorda Bay. In the Flash acquisition, for approximately $1.1 million cash, the Company purchased all of the interests held by Flash in the Texas State Tract 150 Wells No. 1 and No. 2 as well as a seven-mile pipeline connecting the wells to the Keller Bay onshore facility located in Calhoun County, Texas. As discussed below, the Texas State Tract 150 Well No. 2 has been shut-in as a result of sand production and the State Tract 150 Well No. 1 only produced marginally in the third quarter.

In December 2007, we acquired an additional 1,920 gross (960 net) offset acres for one of the undrilled Matagorda Bay prospects, giving us combined total acreage of approximately 5,440 gross (1,597 net) acres. On December 18, 2007, the Texas State Tract 150 Well No. 2 was shut-in because it was producing sand. During the first quarter of 2008, we worked over this well in an attempt to clean the sand out of the wellbore. Following the workover, however, sand production again caused the well to shut-in, and the well remains shut-in pending evaluation for future utility.

We have identified four additional drilling locations on our acquired acreage and we commenced drilling the first well location during the second quarter of 2008.  State Tract 127-1 Unit Well was spud on July 9, 2008 and reached total depth of 12,494 feet in early September when the well was cased, logged and temporarily suspended, awaiting completion.  Results of the logs indicate the well encountered productive pay in the Bol Mex sands and the Nodasaria #1.  The current status and 2009 plans are discussed in detail in “Item 1. Business.” Under the terms of the contract operating agreement with South Texas Oil Company described below, South Texas exercised its option to take an undivided 50% of the Company’s working interest, subject to a 25% reversionary interest after payout, in the State Tract 127-1 Unit Well.  Additionally, the Company sold 10.00% working interest to Vinland Energy Capital I LLP on a promoted basis as to the initial exploratory well only, and Vinland paid its proportionate share of the leasehold and Geological and Geophysical costs. The proceeds were recorded as adjustments to oil and gas properties. The net results of the above transactions resulted in the Company having approximately a 3.56% working interest before casing point and an 11.36% working interest after well payout with corresponding net revenue interests of 5.11% and 8.27%, respectively.

On April 8, 2008, the Company entered into a definitive contract operating agreement with South Texas Oil Company, to be effective as of April 1, 2008, pursuant to which the Company began overseeing daily operations of both operating services and accounting services for the operated and non-operated properties of South Texas Oil Company as an independent contractor acting in the role of contract operator for a fee of $75,000 per month. Michael J. Pawelek, who was our Chairman and Chief Executive Officer at the time we entered into the contract operating agreement with South Texas Oil Company, was also and is currently the Chairman of South Texas Oil Company. Our Board of Directors, with Mr. Pawelek recused from voting as a potentially interested party, reviewed and evaluated the terms of the contract operating agreement and determined that the terms were commercially reasonable prior to authorizing our entry into and performance of the South Texas Contract Operating Agreement. The South Texas Contract Operating Agreement was terminated in July 2008, as a result of the management team changes at both Sonterra Operating and South Texas Oil Company.

Immediately after terminating the South Texas Contract Operating Agreement, the Company entered into another contract operating agreement with South Texas Oil Company effective June 23, 2008, pursuant to which South Texas began overseeing the daily operations of the Matagorda Bay 150 field and commenced the drilling of the Matagorda Bay State Tract 127-1 Unit Well (“Matagorda Bay Operating Agreement”).  Pursuant to the contract operating agreement, South Texas will be entitled to receive the applicable Council of Petroleum Accountants Society (COPAS) fees for the daily operations and drilling as well as be entitled to participate in up to 50% in all of the Matagorda Bay exploratory prospects.

Results of Operations for the Year Ended December 31, 2008

Revenues.  During the year ended December 31, 2008, we reported revenues of $285,998 from oil and gas sales compared to $2,507,176 in 2007.  As described above, only one of the two productive wells, the Texas State Tract 150 Wells No. 1, was producing in the year ending December 31, 2008.

Contract operating income for 2008 and 2007 was $261,234 and $265,718, respectively.  No contract operating income or operating overhead income was recorded in the third and fourth quarters of 2008 as a result of the cancellation of the Contract Operating Agreement with South Texas Oil Company, which was terminated effective as of June 23, 2008, contemporaneously with the resignation of our former management team who were simultaneously appointed as officers of South Texas Oil Company.

Drilling rig income, recognized after the acquisition of NTDS, was $154,324 in 2008.  The revenue represents drilling services provided after November 13, 2008.

Lease Operating Expenses.  During the year ended December 31, 2008, our lease operating expenses were $722,867 compared to $1,216,796 in 2007.  The decrease in lease operating costs was a result of having two wells on production for most of 2007 and only one well producing for a portion of 2008.  Water disposal costs were the most significant expense incurred in 2008.  No other unusual operating expenses were incurred during the period.

Drilling rig expenses were $355,630 in 2008.  Payroll and benefits were the most significant expense incurred after acquiring NTDS.

Other (Expense).  During the year ended December 31, 2008, we had interest expense in the amount of $918,492 and debt issuance costs amortization of $201,943 compared to $428,249 in interest expense and $40,982 in debt issuance cost amortization in 2007. The interest expense in 2008 relates to the Senior Secured Note, the Longview Subordinated Note, and the Marquis Subordinated Note.

Impairments.  The Company recognized an impairment expense of $1,647,288 in 2008.  The decline in commodity prices and the conveyance of 50% of our share of Matagorda 150 #1 well reduced the pre-tax PV 10 value of proved reserves from $7.1 million to $4.0 million. There can be no assurance that other impairments will not be required in the future.

General and Administrative Expense.  General and administrative expense for the year ended December 31, 2008 was $2,974,810 compared to $881,083 in 2007.  Non-cash stock compensation expense for the year ended December 31, 2008 was $1,000,933.  Since all prior non-cash stock compensation expenses related to the prior management team were reversed in the second quarter, all 2008 non-cash stock compensation expense relate to the common stock options of the current management.

Our corporate structure is to operate with as few employees as feasible; pending anticipated future acquisitions of producing oil and gas properties, and to outsource most administrative functions.  The Company has used and is currently using PetroAcct L.P. for contract accounting services; Akin, Doherty, Klein and Feuge P.C. and Hein & Associates LLP for audit and tax services; Thompson & Knight LLP and Duane Morris LLP for legal services; and Sterling Bank for banking services. Collectively, the combined expenses for accounting, auditing, and legal services for the year ended December 31, 2008 were $746,313.

Financial Condition

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations; however, neither of our two wells in the Matagorda Bay 150 Field was producing at December 31, 2008 nor at March 31, 2009.  In addition, all of our NTDS drilling rigs are currently stacked and have not been utilized in 2009 thus far. While we now expect to bring both the State Tract 127-1 Unit Well and the State Tract 150-1 ST #1 Well on line to begin producing natural gas in the second quarter of 2009, there is no assurance that we will not encounter further difficulties with formation sand accumulation and/or excessive water production that would further delay production or render further operations to bring production cost prohibitive at current oil and gas commodity prices.  The documentation executed in connection with the Financial Restructuring significantly restricts our ability to incur indebtedness without seeking subordination from Marquis and Longview. If Marquis is unwilling to waive or modify such conditions or subordinate the notes to allow us to obtain project financing for future acquisitions, the Company would likely be unable to raise the funds required to make acquisitions in the future.

The Company believes that we will have sufficient sources of capital to fund our operations for the next twelve months if we are able to commence production at the expected rates from the aforementioned wells in the Matagorda Bay 150 Field, generate revenue from our NTDS subsidiary, and/or consummate an acquisition of producing properties, including but not limited to the acquisition of producing properties in the Appalachian Basin contemplated in the letter of intent we signed on April 13, 2009. Our future funding requirements will depend on numerous factors, including ongoing costs associated with investigating and acquiring potential oil and gas prospects, exploration and other development costs of acquired oil and gas leases, and general administrative and operating expenses.

The current financial crisis and recession has negatively impacted the prices for our oil and natural gas production, limited access to the credit and equity markets, increased the cost of capital, and may have other negative consequences that we cannot predict. The continued credit crisis and related turmoil in the global financial system and economic recession in the U.S. create financial challenges that will grow if conditions do not improve. Our cash flow from operations and cash on hand historically have not been sufficient to fund all of our expenditures, and we have relied on Longview and Marquis to provide us with additional capital. Our ability to access the capital markets has been restricted as a result of these crises and may continue to be restricted at a time when we would like, or need, to raise capital. If our cash flow from operations is less than anticipated and our access to capital is restricted, we may be required to reduce our operating and capital budget, which could have a material adverse effect on our results and future operations. The financial crisis may also limit the number of participants or reduce the values we are able to realize in asset sales or other transactions we may engage in to raise capital, thus making these transactions more difficult to consummate and less economic. Additionally, the current economic situation has affected the demand for natural gas and oil and has resulted in lower prices for natural gas and oil, which could have a negative impact on our revenues.

Our business plan contemplates that we would make at least one acquisition of producing properties in the Appalachian Basin within the next six months, which would require additional funds to be raised. As of December 31, 2008, we did not have any agreements or commitments to make any such additional acquisitions, and there is no assurance that we will have available the funds necessary to complete any acquisition, that Marquis and Longview will agree to subordinate their notes to allow us to obtain financing for future acquisitions, or that we will be able to reach an agreement to acquire additional prospects on acceptable terms, if at all. As indicated above, the Company has entered into a letter of intent to acquire producing properties in southern West Virginia, which is scheduled to close on or before May 31, 2009.

Our business model is based on growing the company by completing one or more acquisitions of producing properties with upside proven locations to be drilled and by participating in drilling prospects generated in-house and by third parties. As discussed above, acquisitions and access to capital may be difficult in the current economic environment. Acquisitions will have associated production equipment. We currently have three senior management team members focused on acquisitions. The number of acquisitions we complete and number of prospects in which we participate, if any, will determine whether we will hire additional consultants and/or employees. There is the potential for a significant increase in the number of consultants and/or employees in the event that we acquire or develop additional oil and gas properties and related assets.

Senior Secured Notes and Subordinated Notes

On November 13, 2008, the Company restructured its financing arrangements (“Financial Restructuring”) by entering into two transactions, as more fully discussed in “Item 1.  Business.”  Under the first transaction, the Company entered into a Securities Exchange Agreement (the “New Securities Exchange Agreement”) with The Longview Fund, L.P. (“Longview”) and Longview Marquis Master Fund, L.P. (“Marquis”) under which Marquis acquired a warrant (the “Marquis Warrant”) to acquire 1,000,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), subject to adjustment, at an initial exercise price per share of $0.01; and an unsecured subordinated promissory note in the original aggregate principal amount of $9,440,000 (the “Marquis Subordinated Note”), bearing interest at 11% per annum; and Longview acquired an unsecured promissory note in the original aggregate principal amount of $2,210,551 (the “Longview Subordinated Note”), bearing interest at 11% per annum; and $1,000,000 in cash as principal repayment of the Old Notes described below.

As part of the consideration to the Company under the New Securities Exchange Agreement, Longview agreed to surrender to the Company warrants to acquire 3,000,000 shares of the Company’s Common Stock at an exercise price of $0.30210709 per share (out of  that certain Warrant to Purchase Common Stock dated February 14, 2008 to acquire up to 4,958,678 shares of the Company’s Common Stock that Longview held prior to such transaction) (the “Old Longview Warrant”), and Longview surrendered to the Company the following notes payable by the Company in the aggregate outstanding principal amount of $3,000,000 (collectively, the “Old Longview Notes”): (i) that certain Amended and Restated Senior Secured note dated February 14, 2008 (amended and restated May 16, 2008); and (ii) that certain Senior Secured Note dated May 22, 2008.

In exchange for the Marquis Warrant and the Marquis Subordinated Note, the Company acquired from Marquis all of the issued and outstanding shares of common stock, par value $0.001 per share, of NTDS and that certain Ninth Amended and Restated Senior Secured Note dated October 3, 2008, in the outstanding principal amount of $8,575,000, plus accrued and unpaid interest of approximately $865,000, issued by NTDS (the “North Texas Note”).  The North Texas Note was cancelled upon delivery to the Company.

Contemporaneously with the closing of the New Securities Exchange Agreement, the Company entered into a second transaction pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) between the Company and Marquis.  Under the Securities Purchase Agreement, the Company issued and sold to Marquis, and Marquis purchased from the Company, for consideration of $8,075,000, a senior secured promissory note in the principal amount of $8,875,000, bearing interest at 13% per annum, subject to certain adjustments (the “Senior Secured Note”), and a warrant to acquire 1,050,000 shares of Common Stock at an initial exercise price of $0.01 per share.  As additional consideration under the Securities Purchase Agreement, the Company also granted Marquis a limited conveyance of overriding royalty interests (the “Overrides”) of 3% of the Company’s interest in the hydrocarbon production from all of the Company’s (i) current oil and gas properties (the “ORRI”) and (ii) oil and gas properties acquired in the future with $5,000,000 of proceeds (the “Acquisition Funds”) from the sale of the Senior Secured Note, which sum has been deposited in the Acquisition Fund Account.  The proceeds from the Securities Purchase Agreement were used in part to pay $1,000,000 of principal under the existing indebtedness owed to Longview pursuant to the Old Notes, to fund the Company’s share of the completion costs of the State Tract 127-1 Unit, and for general corporate purposes.

Under the Securities Purchase Agreement, from November 13, 2009 until November 12, 2010, the Company has the right to purchase from Marquis all (but not less than all) of the Overrides issued to Marquis prior to November 13, 2009 by delivering to Marquis, at its election, either Override Warrants (as defined in the Securities Purchase Agreement) or any combination of Common Override Exchange Shares (as defined in the Securities Purchase Agreement) and Preferred Override Exchange Shares (as defined in the Securities Purchase Agreement).  In connection with the Securities Purchase Agreement, certain subsidiaries of the Company guaranteed payment of the Senior Secured Note and the Company and certain of its subsidiaries granted a security interest in substantially all of their real and personal property to Summerline, as collateral agent for Marquis, as the secured party, and executed a security agreement, a mortgage, guarantees and pledges to evidence the same.

The descriptions of the above agreements are qualified in each case, in their entirety, by reference to the complete texts of such agreements, which are attached hereto as Exhibits 10.19 through 10.28.

Other Notes

As part of the acquisition of the Velocity entities, the Company assumed a $75,000 promissory note, plus accrued interest of $11,463, payable to our President and Chief Executive Officer, which bears interest at 8%, compounded annually (“Vandenberg Note”).  The Vandenberg Note has been subordinated to the Senior Secured Note, the Marquis Subordinated Note, and the Longview Subordinated Note.

Capital Expenditures and Commitments

Our commitment to drill an additional well in one of our Matagorda Bay prospects by July 1, 2008, was met by the commencement of drilling operations of the State Tract 127-1 Unit Well in late June 2008.  The well was drilled, cased and temporarily suspended, awaiting completion.  Completion operations commenced on November 1, 2008, and the well was expected to be on production by year-end 2008. However, due to sand accumulation, it will be necessary to perform a through tubing gravel pack in order to produce said well and, if successful, then tie the well into our 7-mile pipeline in order to commence production from the State Tract 127-1 Unit Well, both of which tasks are expected to be completed some time in the second or third quarter of 2009.  The future capital required for both tasks is estimated to be $45,000, net to our working interest.

The State Tract 150-1 ST #1 Well, a side track development well, was commenced in November 2008. Diagnostic well analysis indicated multiple gas and condensate pay zones in the Bol Mex Formation at depths between 9,300 feet and 10,000 feet so we cased, cemented, and tested 785 million cubic feet per day (MCF/day) of gas and 120 barrels/day of condensate at a flowing tubing pressure of 3,600 PSI on an 8/64 inch choke in a late December 2008 production test at 9,950 feet. The State Tract 150-1 ST #1 subsequently encountered water from an up hole formation so we abandoned the zone we had tested and then attempted to recomplete up hole, where we again encountered water and sand along with as much as 563 MCF/day and 2.1 barrels/day of condensate before this zone was also shut in.  Further testing and wire line work to determine any future remedial work is expected to commence in the second or third quarter of 2009.  The capital required for this evaluation work is estimated to be $10,000, net to our interest.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, all of which have been prepared in accordance with U.S. generally accepted accounting principals (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 3 to the Financial Statements. Certain of these policies are of particular importance to the portrayal of our financial position and results of operations, and require the application of significant judgment by management. We analyze our estimates, including those related to reserves, depletion and impairment of oil and gas properties, and the ultimate utilization of the deferred tax asset, and base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements subsequent to the Securities Exchange.

Full Cost Method of Accounting.    Oil and gas properties are stated at historical cost using the full cost method of accounting.  Under this method, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized, including acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties, and the costs of drilling and equipping productive and non-productive wells. Capitalized costs are categorized as either being subject to amortization or not being subject to amortization.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves as well as estimated future costs to plug and abandon wells and costs of site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

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

3) plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized; and

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

Reserve Estimates.    Our estimates of oil and gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as in the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and gas reserves and future net cash flows depend upon a number of variable factors and assumptions, all of which may in fact vary considerably from actual results. These factors and assumptions include historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and gas prices, future operating costs, severance taxes, development costs and workover costs. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to an extent that these reserves may be later determined to be uneconomic. For these reasons, estimates of economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of future net cash flows expected therefrom, may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures, with respect to our reserves, will likely vary from estimates and such variances may be material. The reserve information contained in this report was developed internally, using standard guidelines for reserve recognition and reporting.

Income Taxes.   Significant management judgment is required to determine the provisions for income taxes and to determine whether deferred tax assets will be realized in full or in part. Deferred income tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When it is more likely than not that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable.

Additionally, despite our belief that our tax return positions are consistent with applicable tax law, we believe that certain positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Effective January 1, 2007, we adopted FIN 48. FIN 48 clarified the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 prescribes the procedure for recognizing, measuring, presenting, and disclosing uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date. The adoption of FIN 48 did not have a material effect on our financial statements.

New Accounting Standards

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances.  In February 2008, FASB granted a one-year deferral of the effective date of this statement as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (e.g., those measured at fair value in a business combination and goodwill impairment).  SFAS No. 157 is effective for all recurring measures of financial assets and financial liabilities (e.g., derivatives and investment securities) for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We have completed our initial evaluation of the impact of SFAS No. 157 as it relates to our financial assets and liabilities and determined that its adoption is not expected to have a material impact on our financial position or results of operations.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We do not expect the adoption of SFAS No. 159 to have a significant impact on our consolidated financial position, results of operations or liquidity.

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire entity and the goodwill acquired.  The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not currently have non-controlling interests in any of our subsidiaries.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2008, nor as of March 31, 2009.

Inflation

We do not believe that inflation has had a significant impact on our operations since inception.

Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Our notes have fixed interest rates so we are not exposed to changes in interest rates.

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

Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Default upon Senior Securities

Not Applicable.

Item 8.   Financial Statements and Supplementary Data

The consolidated financial statements are set forth herein commencing on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Our San Antonio-based auditing firm, Akin, Doherty, Klein and Feuge P.C., resigned as auditor on December 30, 2008, but recited no differences with respect to accounting and financial disclosures. Hein & Associates LLP replaced Akin, Doherty, Klein and Feuge P.C. for audit and tax services shortly thereafter.

Item 9A (T).  Controls and Procedures.

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

An evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008. See material weakness regarding timely filing in Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Management has also evaluated the effectiveness of its internal control over external financial reporting in accordance with generally accepted accounting principles within the guidelines of the Committee of Sponsoring Organizations of the Treadway Commission framework.  Based on the results of this evaluation, Management has determined that the Company has material weaknesses in our internal controls over financial reporting.  This assessment is based on the following:

•
The Company’s financial and accounting organization consists of the Chief Financial Officer and an outsourcing company.  Due to the lack of financial resources and accounting resources, the financial records, prior to audit, did not correctly record certain items which were corrected during the audit process.  Because of this lack of resources, review procedures were not consistently performed on a timely basis to ensure that financial reporting controls were operating in the manner designed.

•
The Company lacks sufficient knowledge and expertise in financial reporting to adequately handle complex or non-routine accounting issues.  The Company will consider utilizing third party specialists to assist with complex and non-routine accounting issues, which will address both of these material weaknesses.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

Directors

DONALD E. VANDENBERG, age 65, currently serves as the Chief Executive Officer and President, and has served in such capacities and as a Director, since June 2008. In November 2008, Mr. Vandenberg became the Chairman of the Board of Directors, and he currently serves in such capacity.  Mr. Vandenberg is a petroleum engineer and has held senior management positions throughout his 40-year career in the exploration and production field. From January 2004 to present, he co-founded and has served as CEO and President of Velocity Energy Limited LLC, General Partner of Velocity Energy Offshore LP and Velocity Energy Partners LP, all of which entities have been acquired by the Company. Mr. Vandenberg was formerly President of J. M. Corporation’s Energy Sector.  Prior to that, he was Senior Vice President and General Manager of Equitable Resources Company, Vice President of Engineering and Development of Maxus Energy Corp., and held managerial positions at Kilroy Company of Texas, Union Texas Petroleum, Inc., and Aminoil, Inc. Mr. Vandenberg has a Professional Degree in Petroleum Engineering from the Colorado School of Mines.

GARY L. LANCASTER, age 54, currently serves as the Chief Legal Officer, Vice President and Secretary, and has served in such capacities as well as a Director since June 2008. Mr. Lancaster has been a practicing lawyer for 29 years and has extensive legal and land experience in virtually all facets of the oil industry. From October 2004 to present, he was a co-founder of and has served as Vice President of Velocity Energy Limited LLC and its affiliated entities until joining the Company in June 2008. From February 2004 to October 2004, Mr. Lancaster was Partner at Duane Morris LLP and from April 2001 until February 2004, he was Of Counsel at Baker & McKenzie. Mr. Lancaster has also held senior legal and management positions in upstream, midstream, downstream, and oilfield service companies, including as Vice President of Legal Affairs for J. M. Corporation’s Energy Sector; Senior Vice President and General Counsel of ICO Inc.; and Senior Attorney with Scurlock Permian Corporation, a division of Ashland Oil, Inc. He has a BA Degree in Political Science from West Virginia University and a JD Degree from the University of Miami.

HERBERT E. WARNER, age 64, was appointed as a director in November 2008, and has served in such capacity since that time. From January 1997 to present, Mr. Warner has been self-employed as an independent contractor, consultant and forensic accountant providing consulting services to a variety of clients, mainly in the oil and natural gas industry such as preparing clients’ financial statements and reviewing financial books and records. Mr. Warner is a licensed certified public accountant in both Texas and New Mexico.  He received a Master's of Business Administration Degree from the University of New Mexico and a Bachelor of Science Degree in Accounting from Bowling Green State University.

JEFFREY W. TOOTH, age 52, who was appointed as a director in November 2008, and has served in such capacity since that time. Mr. Tooth is an executive with 25 years of diverse management, business and technical experience including extensive hands-on experience leading junior and senior oil and gas companies. From June 2007 to the present, Mr. Tooth has been employed as a consultant performing geological services in Calgary, Alberta. From November 2005 until the sale of the Company in June 2007, Mr. Tooth was Vice President of Trigger Resources, a junior E&P company focused on heavy oil and natural gas in Saskatchewan. From July 2005 through November 2005, Mr. Tooth traveled and spent time with his family. From September 2002 through the sale of Canstar in July 2005, Mr. Tooth was the President and co-founder of Canstar Exploration Ltd., a private exploration company that was backed by J.M. Huber Corporation and J.R. Richardson. Prior to Canstar, Mr. Tooth was a Vice President of Exploration for J. M. Huber Corporation’s Canada subsidiary. Prior to joining J.M. Huber, Mr. Tooth was Western Canada Exploration Manager for Husky Oil, a senior oil and gas company ranked among the top 10 producers in Canada. Mr. Tooth received a Bachelor of Science Degree (Hons.) in Geology in 1978 and a Master of Science Degree in Petrology in 1980, both from the University of London. He is a member of A.P.E.G.G.A. and several other professional organizations. He has served on the boards of Trigger Resources Ltd., Canstar Exploration Ltd. and Velocity Energy LLC.

Executive Officers

Donald E. Vandenberg currently serves as our Chief Executive Officer and President. Gary L. Lancaster currently serves as the Chief Legal Officer, Vice President and Secretary. Messrs. Vandenberg and Lancaster have served in such capacities as well as Directors since June 23, 2008.

DONALD J. SEBASTIAN, age 56, currently serves as our Chief Financial Officer and Vice President and has served in such capacities since July 1, 2008.  Mr. Sebastian has over 34 years of experience in the oil and gas industry including a unique mix of the financial and accounting expertise traditionally associated with CFOs plus substantial onshore and offshore operating expertise which he acquired over the four years from January 2004 through June 2008 where Mr. Sebastian was Vice President of Onshore Operations and Business Development with Michael Baker Corporation, a civil engineering and oil and gas service services with worldwide operations. Prior to that, he was Senior Vice President responsible for the Gulf Coast Business Unit of the Energy Sector of J. M. Huber Corporation where he previously had been the Chief Financial Officer and served in other positions during the course of his 25 year tenure with Huber from 1979 until January 2004. Mr. Sebastian has a BS Degree in Business Administration from Trinity University in San Antonio, Texas.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of our common units to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common units. Directors, officers and 10% holders of the common units are required by Securities and Exchange Commission rules and regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our directors, officers and 10% holders were met.

Corporate Governance

Our common stock is quoted on the OTC Bulletin Board. As such, we are not currently subject to corporate governance standards applicable to companies listed on national securities exchanges, which require, among other things, that the majority of the board of directors of a listed company be independent.

Because we are not currently subject to corporate governance standards relating to the independence of our directors, we have chosen to define an “independent” director in accordance with the American Stock Exchange’s requirements for independent directors. The American Stock Exchange independence definition includes a series of objective tests, such as that the director is not an employee of the company or any of its subsidiaries and has not engaged in various types of business dealings with the company. We currently have two directors that we believe are “independent” under the above definition: Messrs. Warner and Tooth.

Effective December 31, 2008, the Board established an Audit Committee, a Corporate Compensation and Nominating Committee, a Select Committee and a Corporate Governance Committee. The Board of Directors held eight meetings during 2008. Although a financial expert is not required for smaller reporting companies, we have an Audit Committee Financial Expert, Herbert E. Warner, who is an independent director of our Board of Directors. The Corporate Compensation and Nominating Committee has reviewed and discussed with the Company our most recent equity compensation plans as well as the Company’s overall incentive-driven compensation philosophy. The Board of Directors discussed the equity compensation plans of the Company at its Annual Meeting in February 2009, and established the foregoing committee as well as a Select Committee to implement awards under the plans.

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

Code of Business Conduct

We have adopted a Code of Business Conduct that applies to our principal executive officer, principal financial officer, and legal officer.  This Code of Business Conduct is attached as Exhibit 14.1 hereto.

Item 11.  Executive Compensation.

Summary Compensation Table

The table below sets forth information regarding compensation for our named executive officers for periods indicated:

Name and Principal Position	Year	Salary(1)	Bonus(2)	Option Awards (3)	All Other Compensation	Total
Donald E. Vandenberg	2008	$200,000	$70,000	$0	$0	$$270,000
Chairman of the Board, Chief Executive Officer and President
Gary L. Lancaster	2008	$180,000	$70,000	$0	$0	$250,000
Chief Legal Officer, Vice President and Secretary
Donald J. Sebastian	2008	$180,000	$0	$0	$0	$180,000
Chief Financial Officer and Vice President
Michael J. Pawelek(4)	2008	$200,000	$0	$0	$0	$200,000
Chief Executive Officer and President
Wayne A. Psencik(5)	2008	$180,000	$0	$0	$0	$180,000
Vice President - Operations

(1)	Pursuant to the employment agreement each named executive officer has with us, salaries may be subject to deferral. Please see the discussion below accompanying this table.
(2)	Comprised of cash sign-on bonus related to our management transition on June 23, 2008.
(3)
Represents the dollar amount recognized for financial statement reporting purposes with respect to the corresponding fiscal year for the fair value of 30,000 options granted during 2008, as determined in accordance with FAS 123(R). These options were granted in relation to our management transition on June 23, 2008. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Please see the discussion of the assumptions made in the valuation of these awards in Note 3 “Summary of Significant Accounting Policies—Stock-Based Compensation” to the audited consolidated financial statements included in this report. These amounts reflect our accounting expense for these options, and do not correspond to the actual value that will be recognized by the named executive officer.

(4)
Michael J. Pawelek resigned his position as Chief Executive Officer and President pursuant to our management transition on June 23, 2008. Mr. Pawelek continues to serve on our board of directors. Mr. Pawelek executed a letter agreement, which letter set forth the terms and conditions of the termination of his employment agreement with us and the forfeiture of all stock options that we previously granted to him.

(5)
Wayne A. Psencik resigned his position as Vice President - Operations pursuant to our management transition on June 23, 2008. Mr. Psencik executed a letter agreement, which letter set forth the terms and conditions of the termination of his employment agreement with us and the forfeiture of all stock options that we previously granted to him.

The employment agreements for the members of our executive team dated June 23, 2008, June 23, 2008, and June 23, 2008 provide for annual salaries of $200,000, $180,000, and $180,000 for Mr. Vandenberg, Mr. Lancaster and Mr. Sebastian, respectively. Included as part of their compensation under their respective employment agreements, Messrs. Vandenberg, Lancaster, and Sebastian have been awarded options to acquire the common stock of the Company through Option Grants awarded under the 2007 River Capital Group, Inc. Non-Qualified Stock Option Plan (“2007 RCGI Plan”).  Messrs. Vandenberg and Lancaster each received a Sign-On Bonus of $70,000. Mr. Sebastian did not receive a Sign-On Bonus; however, he did receive options to acquire 30,000 shares of the Company’s Common Stock upon the commencement of his employment with the Company on July 1, 2008, which options vested on November 1, 2009. Base Salaries for each of Messrs. Vandenberg, Lancaster, and Sebastian were deferred until November 1, 2008, and salaries accruing from their respective dates of first employment through October 31, 2008, are deferred until completion of an Acquisition Completion. As defined in each of the employment agreements, the term “Acquisition Completion” is defined as an acquisition of oil and gas properties by virtue of an asset or stock sale that has, individually or in aggregate, a cash purchase price of $25,000,000.

Equity Awards

2007 RCGI Plan.  A maximum of 5,140,165 options may be awarded under the 2007 RCGI Plan. Equity compensation is intended to qualify as performance-based compensation under Section 162(m) of the Code. A participant may receive more than one equity award granted under the program. The terms under the 2007 RCGI Plan are set forth in the chart included under the section entitled Outstanding Equity Awards set forth below.

2008 SOTR Plan.  A maximum of 3,000,000 options may be awarded under the 2008 Sonterra Resources, Inc. Equity Compensation Plan (“2008 SOTR Plan” or the “Plan”). No employee participant may receive options to purchase more than 400,000 shares of common stock under the 2008 SOTR Plan in any given year, the total number of options awarded to all employee participants shall not exceed 1,300,000 in any given year under the 2008 SOTR Plan, and any awards under the 2008 SOTR Plan are in addition to a maximum of 5,140,165 options under the 2007 RCGI Plan. A participant may receive more than one equity award granted under the program. Equity compensation is intended to qualify as performance-based compensation under Section 162(m) of the Code.

Performance Objectives Necessary for Options to Vest. Vesting of options granted to all participants in a given year under the 2008 SOTR Plan shall be based upon the achievement of each performance objective set forth in the following table (individually or collectively, “Performance Objective”):

Percentage of Options That Vest Each Year for Shares Earned Under the Option Agreement*	Compounded Annual Net Reserve Growth Performance Objective**	Options that Vest Each Year Based on Achievement of Reserve Growth Performance Objective	Options That Vest Each Year Based on Achievement of 75% of Reserve Growth Performance Objective	Options That Vest Each Year Based on Achievement of 50% of Reserve Growth Performance Objective	Options That Vest Each Year Based on Achievement of <50% of Reserve Growth Performance Objective
33-1/3%	36%	433,334	325,000	216,667	0
33-1/3%	36%	433,333	325,000	216,666	0
33-1/3%	36%	433,333	325,000	216,666	0
100%		1,300,000	975,000	650,000	0

* Once the applicable compounded Annual Net Reserve Growth Performance Objective Target has been achieved for a given year at the 100% Target Level (36% or greater), 75% of Target Level (between 24% and 36%), 50% of Target Level (between 18% and 24%), and 0% for 18% or less Compounded Annual Net Reserve Growth, the Options awarded will vest in full over 3 years at 33-1/3% per annum.

**The Compounded Annual Net Reserve Growth Performance Objective is based upon the total proved, probable and possible reserves net to the Company’s interest, adjusted for production, farmouts, and other dispositions of the underlying oil and gas assets, as each reserve category is defined under industry standard SPE reserve definitions.

*** For every given year during the Plan, the applicable prior period shall commence April 1, 2008, and shall end as of the end of the calendar quarter ended March 31st of that given year.

Terms of Options. Options granted under the Plan shall be subject to the following terms and conditions and shall be in such form and contain such additional terms and conditions, not inconsistent with the terms of the Plan, as the board shall deem desirable:

(a) Option Price. The options under the Plan shall be priced at $1.04. Notwithstanding the foregoing, the option price per share of common stock of an option shall never be less than fair market value on the date of grant.

(b) Option Term. The term of each option shall be fixed by the Board or Committee thereof, but no option shall be exercisable more than ten years after the date of grant.

Termination. The Board shall have the right and the power to terminate the Plan at any time. No option or other equity compensation shall be granted under the Plan after the termination of the Plan, but the termination of the Plan shall not have any other effect, and any option outstanding at the time of the termination of the Plan may be amended and exercised and may vest after termination of the Plan at any time prior to the expiration date of such option or other equity compensation to the same extent such option or other equity compensation could have been amended and would have been exercisable or would have vested had the Plan not terminated.

Outstanding Equity Awards

The following table sets forth certain summary information regarding outstanding equity awards as of December 31, 2008 to the Company's Chief Executive Officer, Chief Legal Officer and Chief Financial Officer during such period.

OUTSTANDING EQUITY AWARDS AS OF THE END OF 2008
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)*	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
D. E. Vandenberg	0	439,122	878,246	$1.707	June 22, 2018	0	0	0	0
Gary L. Lancaster	0	380,573	761,146	$1.707	June 22, 2018	0	0	0	0
Donald J. Sebastian	30,000	380,573	761,146	$1.707	June 22, 2018	0	0	0	0

Compensation of Directors

Directors serving during the fiscal year ended December 31, 2007, were not compensated. During the current fiscal year through June 30, 2008, Doyle Valdez and Robert Terry Gill served as Directors and were paid cash compensation of $1,000 each for serving as Directors.  Doyle Valdez resigned as a Director of June 23, 2008.  After his resignation as an officer and employee of the Company on June 23, 2008, Michael J. Pawelek remained as a non-employee Director and Chairman of the Board until his resignation on November 6, 2008, at which time he as replaced as Chairman of the Board of Directors by Donald E. Vandenberg.  Robert Terry Gill resigned as a Director on March 20, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
D.E. Vandenberg CEO, President	0	0	0	0	0	0	0
Gary L. Lancaster CLO, VP, Secretary	0	0	0	0	0	0	0
Doyle Valdez (1)	1,000	0	0	0	0	0	1,000
Robert T. Gill (2)	1,000	0	0	0	0	0	1,000
Michael Pawelek (3)	0	0	0	0	0	0	0
Herbert E. Warner (4)	0	0	0	0	0	0	0
Jeffrey W. Tooth (5)	0	0	0	0	0	0	0

(1) Resigned effective June 23, 2008.
(2) Resigned effective November 6, 2008.
(3) Resigned effective March 20, 2009.
(4) Appointed effective November 6, 2008.
(5) Appointed effective November 6, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock as of April 14, 2009 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's common stock and (ii) the Company’s directors and executive officer, and (iii) all officers and directors of the Company as a group.

	Shares beneficially owned (1)
	Number of shares	Percentage of class (2)
The Longview Fund, L.P. (3) c/o Viking Asset Management, L.L.C. 600 Montgomery Street 44th Floor San Francisco, CA 94111	29,346,570	93.74%

D. E. Vandenberg (CEO/P/D) (4)	439,122	1.64%

Gary L. Lancaster (CLO/VP/D/S) (4)	380,573	1.42%

Donald J. Sebastian (CFO/VP) (4)	410,573	1.53%

Robert Terry Gill (D) (5)	50,000	0.18%

Herbert E. Warner (D) (6)	50,000	0.18%

Jeffrey W. Tooth (D) (7)	50,000	0.18%

Officers and Directors as a Group	1,380,268	5.00%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2008, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

 (2) Percentage based on 26,347,359 shares of common stock outstanding as of March 31, 2009, plus 1,958,678 shares underlying convertible note and warrants.

(3) The Longview Fund, L.P. is a private investment fund that is in the business of investing in publicly-traded securities for their own accounts and is structured as a California limited partnership whose members are the investors in the fund. The General Partner of the fund is Viking Asset Management, LLC, a California limited liability company which manages the operations of the fund. Peter T. Benz is the managing member of Viking Asset Management, LLC. As the control person of the shares owned by The Longview Fund, L.P., Peter T. Benz may be viewed as the beneficial owner of such shares pursuant to Rule 13d-3 under the Securities Exchange Act of 1934. The Longview Fund, L.P., the major shareholder, holds 23,182,876 shares. The related Longview Equity Fund, L.P. holds 869,836 shares and the related Longview International Equity Fund, L.P. holds 335,180 shares for an aggregate of 24,387,892 shares (including the 23,182,876 shares held by The Longview Fund, L.P.), plus 4,958,678 in unissued warrants, which totals 29,346,570 share beneficially owned by Peter T. Benz.

(4) The address of each of Messrs. Vandenberg, Lancaster, and Sebastian is c/o Velocity Energy Inc., 523 N. Sam Houston Pkwy. E., Suite 175, Houston, TX 77060.   The shares of common stock subject to options and corresponding percentages for Messrs. Vandenberg, Lancaster, and Sebastian are calculated above upon the assumption that the Company makes an acquisition(s) of producing oil and gas properties within 60 days of March 31, 2008 totaling, individually or in aggregate, at least $25,000,000, triggering the vesting of such options under the 2007 RCGI Plan.  In the absence of acquisition(s) totaling at least $25,000,000 (“Qualifying Acquisition”) or achievement of a performance metric tied to the net asset value (“NAV”) of the Company on a per share basis of a $4 NAV for the first year, $6 NAV for the second year, and $8 NAV for the third year under the Plan (“Qualifying NAV”); the current share ownership percentages for each of the officers and directors individually and collectively as a group would be 0.00%, noting that the only options held by any members of the Officers and Directors as a Group that are currently vested and exercisable are options for 30,000 shares of common stock held by Mr. Sebastian, which vested and became exercisable on November 1, 2008, but his share ownership is still calculated as 0.00% as rounded.

(5) Robert Terry Gill resigned as a Director on March 20, 2009. The shares of common stock subject to options and corresponding percentages for Mr. Gill are calculated upon the assumption that, within 60 days of March 31, 2008, the Company makes a Qualifying Acquisition; otherwise, the current share ownership total and share ownership percentage for Mr. Gill under the 2007 RCGI Plan are 0 options and 0.00%, respectively.

(6) The shares of common stock subject to options and corresponding percentages for Mr. Warner are calculated upon the assumption that, within 60 days of March 31, 2008, the Company makes a Qualifying Acquisition; otherwise, the current share ownership total and share ownership percentage for Mr. Warner under the 2007 RCGI Plan are 0 options and 0.00%, respectively.

(7) The shares of common stock subject to options and corresponding percentages for Mr. Tooth are calculated upon the assumption that, within 60 days of March 31, 2008, the Company makes a Qualifying Acquisition; otherwise, the current share ownership total and share ownership percentage for Mr. Tooth under the 2007 RCGI Plan are 0 options and 0.00%, respectively.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The Company assumed the $75,000 promissory note, plus $8,160 in accrued interest, owed by Velocity Energy Partners LP to a related party, Donald E. Vandenberg, Chief Executive Officer, President, and Director (as well as Chairman of the Board of Directors as of November 6, 2008) of Sonterra Resources, Inc., on July 8, 2008, as part of the acquisition by the Company of the Velocity entities.  Interest payments under the promissory note are payable at a rate of 8%, compounded annually: however, all principal and interest payments under said note will be deferred (and the underlying debt will be subordinated) until repayment of any senior and subordinated debt under any current restructured working capital and project financing credit facilities.   Director Robert Terry Gill provided certain drilling muds and other oilfield fluids for a total of approximately $183,000 to our contract operator, South Texas Oil Company, utilized in the recent drilling of the two Matagorda Bay Wells discussed herein.

Item 14.  Principal Accountant Fees and Services.

The following set forth fees billed by Akin, Doherty, Klein and Feuge, P.C., (“Akin”) for the audit of our annual financial statements for December 31, 2007, and for other services provided in 2008 and for Hein and Associates LLP (“Hein”) for audit services related to 2008.

	2008	2007
Audit fees (1)	$90,660	$47,752
Audit related fees	—	—
Tax fees (2)	4,250	—
Other fees	—	—
Total	$94,910	$47,752

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

As previously reported in a Form 8-K filing on December 31, 2008, Akin resigned as the independent registered public accounting firm for the Company.  Akin’s report on the Company’s financial statements for the period of the Company’s inception, April 17, 2007 through December 31, 2007 as well as the subsequent interim period through December 29, 2008, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified as to uncertainty, audit scope, or accounting principles.  Subsequently, we engaged Hein & Associates LLP as our independent public accounting firm.  Any fees for services associated with this report will be paid in calendar year 2009.

Pre-Approval Policies

The Board of Directors’ policy is to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) provided by our independent auditor; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by us to our independent auditor in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board of Directors and approved prior to the completion of the audit. The Board pre-approved all fees described above.

PART IV

15.  Exhibits and Financial Statement Schedules

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 10-SB filed February 11, 2000).

3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed June 7, 2004).

3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed February 14, 2008).

3.4	Certificate of Amendment to the Certificate of Incorporation.

3.5	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed February 14, 2008).

4.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Velocity Energy Inc.

4.2	Certificate of Correction to the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Velocity Energy Inc.

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

10.5
Mortgage, Deed of Trust, Assignment of Production, Security Agreement, Fixture Filing and Financing Statement, dated August 3, 2007 from Sonterra to the Collateral Agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed August 9, 2007).

10.6	Joinder to Security Agreement by Sonterra Resources, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed April 14, 2008).

10.7
Guaranty dated February 14, 2008 by Sonterra Oil & Gas, Inc. and Sonterra Operating, Inc. in favor of Viking Asset Management, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed April 14, 2008).

10.8
Pledge Agreement dated February 14, 2008, between Sonterra Oil & Gas, Inc. and Viking Asset Management, LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed April 14, 2008).

10.9
First Amendment To Mortgage, Deed of Trust, Assignment of Production, Security Agreement, Fixture Filing and Financing Statement, dated August 29, 2007, by Sonterra Resources, Inc. for the benefit of Viking Asset Management, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K filed April 14, 2008).

10.10	Warrant to Purchase Common Stock dated February 14, 2008 and issued to The Longview Fund, L.P. (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed April 14, 2008).

10.11	Senior Secured Note dated February 14, 2008 and issued to The Longview Fund, L.P. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K filed April 14, 2008).

10.12
Registration Rights Agreement, dated February 14, 2008, between Sonterra Resources, Inc. and The Longview Fund, L.P. (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K filed April 14, 2008).

10.13	First Amendment to Registration Rights Agreement, dated March 12, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 18, 2008).

10.14
February 2008 Amendment Agreement, dated February 14, 2008, between Sonterra Resources, Inc. and The Longview Fund, L.P. (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed April 14, 2008).

10.15	2007 Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K filed August 9, 2007).

10.16	Form of Stock Option Agreement for Employees under Registrant’s 2007 Stock Option Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K filed August 9, 2007).

10.17
Contract Operating Agreement, dated April 8, 2008 to be effective as of April 1, 2008, among South Texas Oil Company and its subsidiaries and Sonterra Operating, Inc. (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on May 15, 2008).

10.18
Contract Operating Agreement, dated July 21, 2008 to be effective as of June 23, 3008, among Sonterra Resources and South Texas Oil Company (Incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed on July 23, 2008).

10.19
Securities Exchange Agreement and Schedules, dated as of November 13, 2008, among Sonterra Resources, Inc., The Longview Fund, L.P., and Longview Marquis Master Fund, L.P. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A filed on December 10, 2008).

10.20
Securities Purchase Agreement and Schedules, dated as of November 13, 2008, among Sonterra Resources, Inc., The Longview Fund, L.P., and Longview Marquis Master Fund, L.P. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K/A filed on December 10, 2008).

10.21
Security Agreement, dated as of November 13, 2008, among Sonterra Resources, Inc., North Texas Drilling Services, Inc, Sonterra Operating, Inc., Velocity Energy Limited LLC, Velocity Energy Inc., Velocity Energy Offshore LP, Velocity Energy Partners LP, collectively the “Debtors”, and Summerline Asset Management, LLC, as “Collateral Agent” (Incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K/A filed on December 10, 2008).

10.22
Subordination Agreement, dated as of November 13, 2008, Sonterra Resources, Inc., North Texas Drilling Services, Inc., Sonterra Operating, Inc., Velocity Energy Limited LLC, Velocity Energy Inc., Velocity Energy Offshore LP, Velocity Energy Partners LP, collectively the “Obligors”, The Longview Fund, L.P. (“Longview”), Longview Marquis Master Fund, L.P. (“Marquis”), and Summerline Asset Management, LLC, as “Collateral Agent” (Incorporated by reference to Exhibit 10.13 of our Current Report on Form 8-K/A filed on December 10, 2008).

10.23
Pledge Agreement, dated as of November 13, 2008, among Sonterra Resources, Inc., as “Pledgor”, and  Summerline Asset Management, LLC, as “Collateral Agent” (Incorporated by reference to Exhibit 10.14 of our Current Report on Form 8-K/A filed on December 10, 2008).

10.24
Pledge Agreement, dated as of November 13, 2008, among Velocity Energy Limited LLC, as “Pledgor”, and  Summerline Asset Management, LLC, as “Collateral Agent” (Incorporated by reference to Exhibit 10.15 of our Current Report on Form 8-K/A filed on December 10, 2008).

10.25
Deposit Account Control Agreement, dated as of November 13, 2008, among Sonterra Operating, Inc., Sterling Bank, and Summerline Asset Management, LLC, as “Collateral Agent” (Incorporated by reference to Exhibit 10.16 of our Current Report on Form 8-K/A filed on December 10, 2008).

10.26
Deposit Account Control Agreement, dated as of November 13, 2008, among Sonterra Resources, Inc., Sterling Bank, and Summerline Asset Management, LLC, as “Collateral Agent” (Incorporated by reference to Exhibit 10.17 of our Current Report on Form 8-K/A filed on December 10, 2008).

10.27
Deposit Account Control Agreement, dated as of November 13, 2008, among North Texas Drilling Services, Inc., The First National Bank of Weatherford, and Summerline Asset Management, LLC, as “Collateral Agent” (Incorporated by reference to Exhibit 10.18 of our Current Report on Form 8-K/A filed on December 10, 2008).

10.28
Letter Agreement, dated as of November 13, 2008, among Sonterra Resources, Inc., Longview Marquis Master Fund, L.P., and Summerline Asset Management, LLC, as “Collateral Agent” (Incorporated by reference to Exhibit 10.19 of our Current Report on Form 8-K/A filed on December 10, 2008).

10.29	2008 Sonterra Resources, Inc. Equity Compensation Plan, dated effective as of March 31, 2009.

10.30
Employment Agreement, dated as of June 23, 2008, between Sonterra Resources, Inc. and Donald E. Vandenberg (Incorporated by reference to Exhibit 99.5 of our Current Report on Form 8-K filed on June 27, 2008).

10.31
Employment Agreement, dated as of June 23, 2008, between Sonterra Resources, Inc. and Gary L. Lancaster (Incorporated by reference to Exhibit 99.6 of our Current Report on Form 8-K filed on June 27, 2008).

10.32
Employment Agreement, dated as of June 23, 2008, between Sonterra Resources, Inc. and Donald J. Sebastian (Incorporated by reference to Exhibit 99.7 of our Current Report on Form 8-K filed on June 27, 2008).

10.33
Letter of Intent, dated as of April 13, 2008, between and among Velocity Energy Partners LP and Classic Oil & Gas Resources, Inc., and its Selling Shareholders, William W. Kelly, Jr. and Alvin Kirk (Incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on April 17, 2009).

14.1	Code of Business Conduct, dated effective as of December 31, 2008.

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1
Joint Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VELOCITY ENERGY INC.

By:	/s/ Donald E. Vandenberg
Name: Donald E. Vandenberg
Title: President
May 8, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Donald E. Vandenberg	President and Director	May 8, 2009
Donald E. Vandenberg	(Principal Executive Officer)

/s/ Donald J. Sebastian	Chief Financial Officer	May 8, 2009
Donald J. Sebastian	(Principal Financial and Accounting Officer)

/s/ Gary L. Lancaster	Director	May 8, 2009
Gary L. Lancaster

/s/Herbert E. Warner	Director	May 8, 2009
Herbert E. Warner

/s/Jeffrey W. Tooth	Director	May 8, 2009
Jeffrey W. Tooth

VELOCITY ENERGY INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2008 and 2007	F-4

Statements of Operations for the Year Ended December 31, 2008, April 17, 2007 (Inception) to December 31, 2007 and January 1, 2007 to August 3, 2007	F-5

Statements of Shareholders’ Deficit for the Year Ended December 31, 2008, April 17, 2007 (Inception) to December 31, 2007 and January 1, 2007 to August 3, 2007	F-6

Statements of Cash Flows for the Year Ended December 31, 2008, April 17, 2007 (Inception) to December 31, 2007 and January 1, 2007 to August 3, 2007	F-7

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Velocity Energy Inc.

We have audited the accompanying consolidated balance sheet of Velocity Energy Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Velocity Energy Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Velocity Energy Inc.’s internal control over financial reporting as of December 31, 2008, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting  and, accordingly, we do not express an opinion thereon.

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

/s/ Hein & Associates LLP

Houston, Texas
May 6, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Velocity Energy Inc.
San Antonio, Texas

We have audited the consolidated balance sheet of Velocity Energy Inc. and subsidiary (the “Company”) as of December 31, 2007 and the related consolidated statements of operations, shareholder’s equity (deficit) and cash flows for the period April 17, 2007 (date of inception) to December 31, 2007 and the statements of operations, equity and cash flows for Certain Acquired Oil and Gas Properties for the period of January 1, 2007 to August 3, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence which supports the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Velocity Energy Inc. and subsidiary as of December 31, 2007, and the consolidated results of its operations and cash flows for the period from April 17, 2007 (date of inception) to December 31, 2007 and the results of Certain Oil and Gas Properties operations and cash flows for the period of January 1, 2007 to August 3, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Akin, Doherty, Klein & Feuge, P.C.

Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas
May 5, 2008

FINANCIAL INFORMATION
VELOCITY ENERGY INC.
Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$194,826	$2,195,899
Restricted cash	3,699,931	-
Accounts receivable	437,281	2,901,502
Advances to operators	1,077,775	-
Prepaid expenses	72,214	151,998
Total current assets	5,482,027	5,249,399

Property and Equipment
Oil and gas properties, full cost method
Unproved properties	674,876	848,894
Proved properties	3,648,627	4,547,578
Pipelines and facilities	778,418	778,418
Total oil and gas properties	5,101,921	6,174,890
Less accumulated depreciation, depletion and amortization	(505,138)	(348,198)
	4,596,783	5,826,692
Other property and equipment, net of accumulated depreciation of $19,974 and $0 at December 31, 2008 and 2007, respectively	1,925,611	30,000
Total property and equipment, net	6,522,394	5,856,692

Other Assets
Debt issuance costs, net of accumulated amortization of $86,432 and $40,982 at December 31, 2008 and 2007, respectively	461,380	285,353
Total other assets	461,380	285,353

Total Assets	$12,465,801	$11,391,444

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable, trade	$969,725	$2,378,342
Other payables and accrued liabilities	610,864	890,496
Participant advances	966	948,494
Current maturities of debt	1,735,822	-
Interest payable	183,612	268,527
Total current liabilities	3,500,989	4,485,859

Noncurrent Liabilities
Long-term debt, net of discounts of $9,923,615 at December 31, 2008	6,888,723	-
Long-term debt – related party	2,210,551	7,990,010
Asset retirement obligation	128,443	116,751
Total noncurrent liabilities	9,227,717	8,106,761

Shareholders' Deficit
Common stock, par value $0.001 per share, authorized 50,000,000 shares,issued and outstanding 26,347,359 and 21,846,559 shares	26,351	21,847
Treasury stock	-	(900)
Additional paid-in capital	7,223,851	(10,957)
Accumulated deficit	(7,513,107)	(1,211,166)
Total shareholders' deficit	(262,905)	(1,201,176)

Total Liabilities and Shareholders' Deficit	$12,465,801	$11,391,444
See notes to consolidated financial statements.

VELOCITY ENERGY INC.
Consolidated Statements of Operations

			Certain Acquired Oil and Gas Properties
	December 31, 2008	April 17, 2007 (Inception) to December 31, 2007	January 1, 2007 to August 3, 2007

Revenues
Oil and gas sales	$285,998	$623,276	$1,883,900
Contract operating income	261,234	265,718	-
Drilling rig income	154,324	-	-
Operating overhead income	14,424	16,347	-
Gas gathering operations	8,623	43,571	88,539
Total revenues	724,603	948,912	1,972,439

Costs and Expenses
Lease operating expenses	722,867	486,461	730,335
Production taxes	20,029	40,916	123,885
Drilling rig expenses	355,630	-	-
Gas gathering operations			6,563
Depreciation, depletion and amortization	176,914	348,198	576,184
Impairment on oil & natural gas properties	1,647,288	-	-
Accretion on asset retirement obligation	8,572	5,989	7,829
General and administrative	2,974,810	809,283	71,800
Total costs and expenses	5,906,110	1,690,847	1,516,596

Income (Loss) from Operations	(5,181,507)	(741,935)	455,843

Other (Expense)
Interest expense	(918,492)	(428,249)	-
Debt issuance costs amortization	(201,943)	(40,982)	-
Other (expense)	(1,120,435)	(469,231)	-

Net Income (Loss) Before Tax	(6,301,941)	(1,211,166)	455,843
Deferred income tax expense	-	-	173,220
Net Income (Loss)	$(6,301,941)	$(1,211,166)	$282,623

Loss Per Common Share:
Basic	$(0.24)	$(.06)	$
Diluted	$(0.24)	$(.06)

Weighted average number of common shares outstanding:
Basic	26,267,359	21,846,559
Diluted	26,267,359	21,846,559

See notes to consolidated financial statements.

VELOCITY ENERGY INC.
Consolidated Statements of Shareholders Equity (Deficit)
For the period from April 1, 2007 (inception) to December 31, 2008

	Shares	Common Stock Par Value	Additional Paid In Capital	Treasury Stock		Accumulated Deficit		Total Shareholder’s Equity (Deficit)

Balance, April 1, 2007 (Inception)
Issuance of stock	23,814,717	$23,815	$(12,925)	$		$		$10,890
Repurchase of shares	(1,968,158)	(1,968)	1,968		(900)			(900)
Net loss							(1,211,166)	(1,211,166)

Balance, December 31, 2007	21,846,559	21,847	(10,957)		(900)		(1,211,166)	(1,201,176)

Reverse merger	4,500,800	4,504	(587,476)		900			(582,072)
Convert note from debt to equity			5,786,279					5,786,279
Issuance of warrants with senior debt			916,207					916,207
Issuance of warrants – NTDS			118,865					118,865
Stock Compensation			1,000,933					1,000,933
Net Loss							(6,301,941)	(6,301,941)

Balance, December 31, 2008	26,347,359	$26,351	$7,223,851		$-		$(7,513,107)	$(262,905)

See notes to consolidated financial statements.

VELOCITY ENERGY INC.
Consolidated Statements of Cash Flows

			Certain Acquired Oil and Gas Properties
	December 31, 2008	April 17, 2007 (Inception) to December 31, 2007	January 1, 2007 to August 3, 2007

Operating Activities
Net income (loss)	$(6,301,941)	$(1,211,166)	$282,623
Adjustments to reconcile net income (loss) to net cash provided by ( used in) operating activities:
Depreciation, depletion and amortization	176,914	348,198	576,184
Accretion on asset retirement obligation	8,572	5,989	7,829
Non-cash compensation expense	1,000,933	-	-
Debt issuance costs amortization	201,943	-	-
Non-cash interest added to debt	210,551	-	-
Accretion of discount	339,925	-	-
Impairment on oil & gas properties	1,647,288	-	-
Changes in operating assets and liabilities:
Accounts receivable	2,666,881	(2,901,502	-
Prepaid expenses	(997,991)	(151,998)	-
Accounts payable and accrued liabilities	(4,113,037)	3,268,838	-
Participant advances received	-	948,494	-
Interest payable	(84,915)	268,527	-
Net cash provided by (used by) operating activities	(5,244,877)	575,380	866,636

Investing Activities
Restricted Cash	(3,699,931)	-	-
Purchases and development of oil and gas properties	(813,188)	(6,064,128)	(230,435)
Proceeds from sale of oil and gas properties	212,000	-	-
Purchases of other property and equipment	(6,655)	(30,000)	-
Acquisition of Velocity Energy Offshore LP and Velocity Energy Partners LP	(12,870)	-	-
Acquisition of North Texas Drilling Services, Inc.	71,149	-	-
Net cash used in investing activities	(4,249,495)	(6,094,128)	(230,435)

Financing Activities
Proceeds from issuance of long term debt, net of debt issuance costs	1,000,000	8,027,157	-
Repayment of long-term debt	(1,000,000)	(322,500)	-
Proceeds from issuance of common stock	-	10,890	-
Purchase of treasury stock	-	(900)	-
Debt costs	(581,701)	-	-
Proceeds from Senior Debt	8,075,000	-	-
Distributed equity	-	-	(636,201)
Net cash provided by (used in) financing activities	7,493,299	7,714,647	(636,201)

Net Increase (Decrease) in Cash and Equivalents	(2,001,073)	2,195,899	-

Cash and equivalents at beginning of period	2,195,899	-	-

Cash and Equivalents at End of Period	$194,826	$2,195,899	$-

Non-Cash Investing & Financing Activities
Conversion of debt to equity, net of costs	$5,786,279	$-	$-
Acquisition of Velocity entities and assumption of note	$83,160	$-	$-
Liabilities assumed in reverse merger	$582,072	$-	$-

Supplementary Disclosure of Cash Flow Information
Interest Paid	$420,253	$157,722	$-

See notes to consolidated financial statements.

VELOCITY ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS

Velocity Energy Inc., (formerly Sonterra Resources, Inc.) a Delaware corporation (“Velocity” or the “Company”) is an independent energy company engaged in the acquisition, development, exploration and production of natural gas and oil.  Our current operations are located in Matagorda Bay, Calhoun County, Texas, where we have currently drilled and cased two wells, the State Tract 127 #1 and the State Tract 150 #1 ST #1.  These wells in various stages of completion and were not on production at the end of 2008. ST 150 #2 is shut-in waiting on a workover to the next zone.

Our core business strategy is based on growing the company by completing one or more acquisitions of producing properties with upside proven locations to be drilled and by participating in drilling prospects generated in-house and by third parties. Acquisitions will have associated production equipment and a current production stream. Although we did not complete any acquisition of producing oil and natural gas properties by year-end, we are actively engaged in several potential acquisition targets in the Appalachian Basin.

On February 14, 2008, Sonterra Resources, Inc. (“New Sonterra”, formerly River Capital Group, Inc.) consummated the transactions (the “Securities Exchange”) contemplated by the Securities Exchange and Additional Note Purchase Agreement entered into on August 3, 2007 with The Longview Fund, L.P. (“Longview”), the beneficial owner, at the time, together with an affiliated fund, of approximately 66.6% of the common stock of New Sonterra. As part of the Securities Exchange (i) New Sonterra’s 38,552,749 then issued and outstanding shares of common stock were combined into 3,855,275 shares of common stock in a 1-for-10 reverse stock split; (ii) River Capital Group, Inc.’s name was changed to “Sonterra Resources, Inc.”; and (iii) Longview exchanged all of its shares of common stock of Sonterra Oil & Gas, Inc., (New Sonterra’s now wholly owned subsidiary), a $5,990,010 equity note from the Company and a warrant to purchase 50 shares of Sonterra Oil & Gas, Inc.’s common stock for 21,846,558 shares of New Sonterra’s common stock and a warrant to purchase 4,958,678 shares of New Sonterra’s common stock. Longview also exchanged its $2,000,000 non-equity note from the Company for a senior secured note made by New Sonterra in an equal principal amount.

As a result of the Securities Exchange (i) 100% of the issued and outstanding capital stock of the Company is owned by New Sonterra; (ii) New Sonterra is engaged, through the Company, in the operation and development of oil and gas properties and related assets; (iii) the Company’s management comprises the management of New Sonterra; and (iv) the former shareholders of the Company now hold 95.8% of the common stock of New Sonterra.  The acquisition has been treated as a recapitalization of the Company with Sonterra Oil & Gas as the acquirer (reverse acquisition).  The historical financials prior to February 14, 2008 are those of Sonterra Oil & Gas.

In November of 2008, the Company acquired North Texas Drilling Services Inc., (“NTDS”).  NTDS owns two drilling rigs, each of which is capable of drilling wells to approximately 4,000 feet.  Our intent is to utilize these rigs in developing drilling locations on future acquisitions in the Appalachian Basin and/or on a day rate or footage contract work with third parties in the Appalachian Basin or elsewhere depending upon our internal need for such rigs.

In the first quarter of 2009, the Company filed a definitive Form 14C, changing its name from Sonterra Resources, Inc. to Velocity Energy Inc. and is currently operating under the new name.

2.  GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company experienced a net loss of $6.3 million for the year ended December 31, 2008, has $20.8 million in debt, maturity value, plus associated interest obligations, and virtually no current source of revenue, which raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is pursuing acquisitions of producing properties in the Appalachian Basin.  The management team has met with numerous providers of both debt and equity, and is currently evaluating several potential acquisition targets.  If successful with our Appalachian Basin acquisition strategy, the Company will acquire a steady revenue stream from long-lived assets.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements are presented in accordance with U. S. generally accepted accounting principles.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sonterra Operating, Inc., Velocity Energy Offshore LP, Velocity Energy Partners LP, and North Texas Drilling Services, Inc., after elimination of all significant intercompany transactions and balances.

The financial statements also include the statements of operations, equity and cash flows for the period of January 1, 2007 to August 3, 2007 of the Certain Acquired Oil and Gas Properties acquired by the Company in August, 2007. See Note 5. The statements of operations include the revenues and direct expense (lease operating, production taxes and pipeline operations) based on historical data for each respective property. Depreciation, depletion and amortization (DD&A) was computed based on the historical DD&A rates of each seller, and applied to the properties acquired. General and administrative expenses attributable to the Certain Acquired Oil and Gas Properties on the statements of operations are determined based on the pro-rata allocation of the sellers’ total general and administrative expenses to the capitalized oil and gas property costs acquired by the Company as a percentage of the sellers’ total capitalized oil and gas property costs. Management believes the costs and operations of the acquired properties are reasonable and appropriate

Property and Equipment

The Company follows the full cost method of accounting for its investments in oil and natural gas properties.  Under this method, all costs associated with acquisition, exploration, and development of oil and gas properties are capitalized, including general and administrative costs that are directly related with such acquisition, exploration and development costs.  Specific capitalized costs include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties, and the costs of drilling and equipping productive and non-productive wells.  Capitalized costs are categorized as either being subject to amortization or not subject to amortization.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and related costs of site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers.  Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

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

3)	plus the lower cost of estimated fair value of unproven properties included in the costs being amortized; and

4)	less income tax effects related to the differences between the book and tax basis of the properties.

We recognized an impairment expense of $1,647,288 in 2008 because the recorded cost of our oil and gas properties exceeded the full cost ceiling.

Capitalized costs of proved oil and gas properties are depleted on a unit of production basis using proved oil and gas reserves.  Costs depleted include net capitalized costs subject to depletion and estimated future dismantlement, restoration, and plugging & abandonment expenses.

The following costs of unproved properties are capitalized as part of the Company’s full cost pool. These costs are excluded from the calculation of full cost pool amortization until such time the related drilling programs are completed and the costs can be evaluated as proved, or until the costs are determined to be impaired, which is expected to occur in 2010.

	December 31,	December 31,
	2008	2007
Unproved properties:
Oil and gas leasehold acreage acquisition costs	$675,647	$843,345
Geological and geophysical costs	-	5,549
Drilling in progress	772,526	-
	$1,448,173	$848,894

Other property and equipment, which includes drilling rigs, vehicles, computer hardware, software, and other computer equipment, office fixtures, furniture, and other office equipment, is recorded at cost and is generally depreciated on a straight-line basis over the estimated useful lives of the assets, which range in periods of three to seven years. Repairs and maintenance are charged to expense as incurred.

Proceeds from the sale of oil and gas properties are credited to the full cost pool, except with respect to transactions involving a significant quantity of reserves or where the proceeds from such sale would significantly alter the relationship between capitalized costs and proved reserves, in which a gain or loss is recognized.

Revenue Recognition

We recognize oil and gas revenue from our interest in producing wells as the oil and gas is sold to third parties.  Gas gathering revenues are recognized upon delivery of the product to third parties.  Drilling revenues are recognized at the completion of the services provided and the generation of the invoice to the customer.

Accounts Receivable

Accounts receivable are reported at outstanding principal net of allowance for doubtful account of $0 at December 31, 2008 and 2007.  The allowance for doubtful accounts is determined based on the Company’s historical losses, as well as review of specific accounts.  Accounts are charged off when collection efforts have failed and the account is deemed uncollectible.  The Company does not charge interest on accounts receivable.

Reclassifications

Certain reclassifications have been made to prior periods’ financial statements to conform to the current presentation.  These reclassifications had no effect on total assets, total liabilities, shareholders’ equity or net income.

Use of Estimates

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions the affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods reported.  Actual results could differ from these estimates.

Significant estimates include volumes of oil and natural gas reserves used in calculating depletion of proved oil and natural gas properties, future net revenues and abandonment obligations, impairment of undeveloped properties, future income taxes and related assets/liabilities, the collectability of outstanding accounts receivables, stock-based compensation expense, contingencies and the results of current and future litigation.  Oil and natural gas reserve estimates, which are the basis for unit-of-production depletion and the ceiling test, have numerous inherent uncertainties.  The accuracy of any reserve estimate is a function of the quality of relevant engineering, seismic, and other data as well as appropriate engineering, geological, and geophysical interpretation and judgment.  Subsequent drilling results, testing and production may justify revision of such reserve estimates and, accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.  In addition, reserve estimates are vulnerable to changes in wellhead prices of crude oil and natural gas.  Such prices have been volatile in the past and can be expected to be volatile in the future.

The significant estimates are based on current assumptions that may be materially effected by changes to future economic conditions, such as the market prices received for sales of volumes of oil and natural gas, interest rates, the market value of the Company’s common stock, volatility as to oil and gas commodity prices, and the Company’s ability to generate future taxable income.  Future changes in these assumptions may affect these significant estimates materially in the near term.

Oil and Natural Gas Reserve Estimates

Our estimates of proved oil and gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as in the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and gas reserves and future net cash flows depend upon a number of variable factors and assumptions, all of which may in fact vary considerably from actual results. These factors and assumptions include historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and gas prices, future operating costs, severance taxes, development costs and workover costs. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to an extent that these reserves may be later determined to be uneconomic. For these reasons, estimates of economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of future net cash flows expected therefrom, may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures, with respect to our reserves, will likely vary from estimates and such variances may be material. The proved reserve information contained in this report was developed internally, using standard guidelines for reserve recognition and reporting.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

As part of the Financial Restructuring in November, 2008, the Company established a special controlled access account at Sterling Bank (“Acquisition Funds Account”), which was intended to be used primarily for acquisitions or as otherwise agreed by the Company and Summerline, the asset management company representing Marquis, as Collateral Agent. The balance at December 31, 2008 was approximately $3.7 million.  To access the funds, both the Company and Summerline, the asset management company representing Marquis, have to agree on the use of such funds and must submit written authorization to Sterling Bank to release these funds.

On December 4, 2008, the Company, Marquis, and Summerline entered into the Letter Agreement whereby such parties agreed to release up to $1,300,000 of the Acquisition Funds for payment directly to STO Operating Company (or another third party) for operations related to the wellbore located at State Tract 150-1 ST #1 Well.  On December 8, 2008, $927,346 of the Acquisition Funds was released from the Acquisition Funds Account for payment of drilling costs of the State Tract 150-1 ST #1 Well.  Contemporaneously, the Company delivered to Marquis an additional conveyance of an overriding royalty interest (the “New ORRI”) of the Applicable Percentage (as defined in the New ORRI). The New ORRI is equal to 7% of the Applicable Percentage of the oil, gas, and other minerals in, under and that may be produced from the State Tract 150-1 ST Well.  When Marquis has received $250,000 from the proceeds of the sale of the production of oil, gas and other minerals attributable to such 7% New ORRI, the New ORRI shall be reduced to 3% of the Applicable Percentage.  The New ORRI is in addition to, and not in lieu, of the Existing 3% ORRI with respect to the oil and gas leases upon which the State Tract 150-1 ST Well is located.

The balance of $1,300,000 of the Acquisition Funds, being $371,654, was released from the Acquisition Funds Account primarily for completion costs of the State Tract 150-1 ST #1 Well, as well as for miscellaneous costs related to the Financial Restructuring. On March 30, 2009, $700,000 of the Acquisition Funds was released from the Acquisition Funds Account for payment of interest on the Senior Secured Debt and other corporate purposes.  On April 1, 2009, $2,000,000 of the Acquisition Funds was released to prepay part of the Senior Secured Note, in exchange for a reduction of $2,195,000 of the principal of the Senior Secured Note, leaving a balance in the Acquisition Funds Account of $399,931.

On April 13, 2009, the Company executed a letter of intent to acquire certain producing properties in southern West Virginia pursuant to the Company’s Appalachian Basin acquisition strategy in exchange for approximately $2,702,063 in cash, payable in three annual installments; the assumption of the balance of a $1,700,541 loan (estimated to be $1,500,000); and other consideration as detailed in the Letter of Intent attached hereto as Exhibit 10.33.

Financial Instruments

The Company’s financial instruments consist of cash, receivables, payables and long-term debt. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amounts of long-term debt under the Senior Note and the Subordinated Note approximate fair value as these borrowings bear interest at variable interest rates.

Debt Issuance Costs, Net

Net long-term debt issuance costs were capitalized as of December 31, 2008, and are being amortized over the thirty-six month life of our Marquis Senior Secured Loan, which runs through October 2011, and over the forty-eight month life of our Marquis Subordinated Note and our Longview Subordinated Note, each of which run through October 2012.

Income Taxes

The Company accounts for deferred income taxes in accordance with the asset and liability method, whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the respective tax basis of its assets and liabilities. Valuation allowances are provided for deferred tax assets when their recovery is doubtful.

In June 2006, FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of FASB Statement 109 Accounting for Income Taxes, was issued. FIN No. 48 describes accounting for uncertainty in income taxes, and includes a recognition threshold and measurement attribute for recognizing the effect of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 in April 2007, and it did not have a material effect on the Company's financial condition, results of operations, or cash flows.

Loss Per Common Share

Basic loss per common share is computed on the basis of the weighted average number of common shares outstanding during each year.  Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding.  Dilutive securities have an anti-dilutive effect on diluted share loss are excluded from the calculation.

Contingencies

Liabilities and other contingencies are recognized upon determination of an exposure, which is determined when it is both probable that an asset has been impaired or that a liability has been incurred, and the amount of which is reasonably capable of estimation.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Shared-Based Payment,” (“SFAS 123R”) using the modified prospective method. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise received services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  Compensation expense is recorded for stock options and other equity awards over the requisite vesting periods based upon the fair value on the date of the grant.

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

FASB Statement of Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"): SFAS 159, issued in February 2007, allows entities the option to measure the eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument-by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company did not elect the fair value option for any of its existing financial instruments.

FASB Statement of Accounting Standards No. 141 (R), "Business Combinations" ("SFAS 141 (R)"): SFAS No. 141(R) was issued in December 2007 to replace SFAS 141. SFAS 141 (R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the assets and goodwill acquired. The Statement also establishes disclosure requirements that enable users to evaluate the nature and financial effects of the business combination. SFAS 141 (R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141 (R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

FASB Statement of Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"): SFAS 160, issued in December 2007, establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any non-controlling interests in its subsidiaries and thus does not expect the adoption of SFAS 160 to impact its consolidated financial statements.

FASB Statement of Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"): SFAS 161, issued in March 2008, requires new and expanded disclosures regarding hedging activities. These disclosures include, but are not limited to, a tabular presentation of derivative data; financial statement presentation of fair values on a gross basis, including those that currently qualify for netting under FASB Interpretation No. 39; and specific footnote narrative regarding how and why derivatives are used. The disclosures are required in all interim and annual reports. SFAS 161 is effective for fiscal and interim periods beginning after November 15, 2008. The Company is not currently engaged in any hedging activities and thus SFAS 161 will not impact its consolidated financial statements.

4.  ACQUISITION OF NORTH TEXAS DRILLING SERVICES, INC.

As part of the Financial Restructuring consummated on November 13, 2008, the Company acquired North Texas Drilling Services, Inc, a company previously owned by Marquis.  NTDS is engaged in providing drilling services for exploration and development companies in the continental U. S. under either day work or footage contracts.  Assets acquired and liabilities assumed by the Company have been recorded on the Company’s Consolidated Balance Sheet as of the acquisition date based upon their estimated fair values at such date.  The results of operations of NTDS have been included in the Company’s Consolidated Statement of Operations since November 13, 2008.

An independent valuation firm was used to determine the value of NTDS as follows:

Cash	$71,149
Accounts receivable	202,659
Property, plant and equipment	1,908,930
Accounts payable	(567,346)
Accrued liabilities	(327,841)
Bank note	(150,000)
Value of NTDS	$1,137,551

The Company issued a subordinated note with a face value of $9,440,000 (The Marquis Subordinated Note) and 1,000,000 warrants valued at $118,865.  The excess of the face amount of the Marquis Subordinated Note over the fair value of NTDS and the warrants was recorded as a discount on the Marquis Subordinated Note of $8,421,314. The discount will be amortized over the term of the Marquis Subordinated Note as interest expense.

The acquisition of NTDS was part of the Financial Restructuring and the issuance of the Senior Secured Note. Therefore, the excess of the face amount of the note over the fair value of the net assets acquired was treated as a discount on the subordinated note rather than recorded as goodwill.

Unaudited pro forma consolidated results of operations for the years ended December 31, 2008 and 2007, as though NTDS had been acquired as of January 1, 2007, follow:

	2008	2007
Sales	$984,470	$3,988,560
Net loss	(6,748,908)	(2,904,693)

Loss per common share	$(0.26)	$(0.13)

5.  ACQUISITION OF OIL AND GAS PROPERTIES

The Company acquired certain oil and gas properties, as follows:

Purchased for $4.7 million on August 3, 2007 from Cinco Natural Resources Corporation (“Cinco”):
a.	60% of Cinco’s interest (63.00% working interest and 49.77% net revenue interest) in the Matagorda Bay 150 #1 producing gas well and the related 320 acre tract leased from the State of Texas.
b.	60% of Cinco’s interest (50.50% working interest and 39.26% net revenue interest) in the Matagorda Bay 150 #2 producing gas well and the related 320 acre tract leased from the State of Texas.
c.	Certain other tracts leased from the State of Texas, none of which currently have any production.

            Purchased for $1.1 million on August 29, 2007 from Flash Gas & Oil, Southwest, Inc. (“Flash”):
a.	100% of Flash’s interest (35.99% working interest and 27.65% net revenue interest) in the Matagorda Bay 150 #1 producing gas well.
b.	100% interest in the 7.3 mile pipeline connecting the Matagorda Bay 150 #1 and 150 #2 to the Keller Bay Facility onshore, located in Calhoun County, Texas.

6.  ASSET RETIREMENT OBLIGATION

In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which a legal obligation is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The ARO is recorded at fair value, excluding salvage values, and accretion expense will be recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset.

Inherent in the fair value calculation of ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and natural gas property balance.

The following table is a reconciliation of the asset retirement obligation liability for the years ended December 31:

	2008	2007
Asset retirement obligation at beginning of year	$116,751	$-
Liabilities incurred	3,120	110,762
Liabilities settled	-	-
Accretion expense	8,572	5,989
Asset retirement obligation at end of year	$128,443	$116,751

7.  INCOME TAXES

Income tax benefit as reported is reconciled to the federal statutory rate (34%) as follows:

	For the year ended December 31, 2008	For the period from April 17, 2007 to December 31, 2007
Income tax benefit computed at statutory rate	$(2,142,660)	$(411,796)
Nondeductible costs	115,575	-
Change in valuation allowance	2,066,000	420,000
Other	(38,915)	(8,204)
Income tax benefit	$-	$-

Deferred income taxes reflect the net tax effects of net operating losses, depletion carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Dec. 31, 2008	Dec. 31, 2007
Deferred tax assets:
Net operating tax loss carry forward	$2,397,000	$421,000
Deferred compensation	347,000	-
Tax basis in excess of book basis in property and equipment	218,000	(1,000)
Valuation allowance	(3,076,000)	(420,000)
Other	114,000	-
Net deferred tax assets	$-	$-

The Company recorded a valuation allowance of $590,000 during 2008 at the time NTDS was acquired, related to the acquired operating loss carryforwards.

As of December 31, 2008, the Company had approximately $6.9 million of tax net operating loss carryforwards, which will begin to expire in 2027. The net operating loss carryforwards assume that certain items, primarily intangible drilling costs, have been capitalized and are being amortized under the tax laws for the current year. However, the Company has not made a final determination if an election will be made to capitalize all or part of these items for tax purposes.  A portion of the net operating loss carry forward is subject to change in ownership limitations that could restrict the Company’s ability to utilize such losses in the future.

Generally Accepted Accounting Principles require a valuation allowance to be recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company does not expect to fully realize its deferred tax assets, and therefore recorded a valuation allowance in 2008 and 2007 to the full extent of all net deferred tax assets.

8.  DEBT

At December 31, 2008 and 2007, debt consisted of the following:

	December 31,
	2008	2007
Note payable to bank, interest rate of 8.75%, interest payable monthly, principal due July 2009, secured by trucks and vehicles owned by NTDS.	$150,000	$-
Senior Secured Note, net of unamortized discount of $1,765,467, interest payable quarterly, principal amortized monthly over 28 months beginning August 31, 2009, secured by oil and gas properties.	7,109,533	-
Marquis Subordinated Note, net of unamortized discount of $8,158,148, interest payable quarterly, 25% of principal due November 13, 2011 and 75% of principal due on November 13, 2012, secured by drilling rigs, owed by NTDS	1,281,852	-
Longview Subordinated Note – Related party, interest rate of 11%, interest payable quarterly, 25% of principal due November 13, 2011 and 75% of principal due on November 13, 2012 secured by oil and gas properties after retirement of Senior Secured Note	2,210,551	2,000,000
Longview Equity Note – Related party, interest rate of three-month LIBOR plus 8.25%, interest payable quarterly, secured by certain oil and gas properties, restructured in February 2008 (See below and Note 1)	-	5,990,010
Subordinated note payable to related party, interest rate of 8%, compounded annually, all principal and interest payments will be deferred until repayment of any senior and subordinated debt	83,160	-
Total debt	10,835,096	7,990,010

Less: current portion	(1,735,822)	-
Long-term portion	$9,099,274	$7,990,010

The following is a payment schedule of principal, excluding interest, as of December 31, 2008:

Due in calendar year:
2009	$1,735,822
2010	3,803,572
2011	6,399,244
2012	8,821,073
Total	$20,758,711

On August 3, 2007, in connection with the closing of an oil and gas property acquisition and pursuant to a securities purchase agreement with Longview, the Company received an advance of $5,990,010 in exchange for a senior secured note (the "Equity Note") payable to Longview. The Equity Note was issued with a maturity date of August 31, 2010, with the principal balance being due in full at maturity. Interest payments under the Equity Note were due quarterly at a rate equal to a three-month LIBOR plus 8.25%, redetermined for each calendar quarter. Concurrent with the issuance of the Equity Note, Sonterra issued Longview a warrant to purchase 50 shares of the Sonterra Oil & Gas common stock. As part of the Securities Exchange, on February 14, 2008, Longview exchanged all its shares of Sonterra Oil & Gas common stock and the Equity Note for common shares of the Company. Also as part of the Securities Exchange, Longview exchanged the warrant to purchase 50 shares of the Sonterra Oil & Gas common stock for a warrant to purchase 4,958,678 common shares of the Company at an exercised price of $.3021709 per share..

On August 29, 2007, the Company received $2,000,000 in exchange for a senior secured note (the "Non-Equity Note") payable to Longview. A portion of these proceeds were used to provide funds for the acquisition of certain oil and gas properties. The Non-Equity note was issued with a maturity date of August 31, 2010, with the principal balance being due in full at maturity. Interest payments are due quarterly at a rate equal to a three-month LIBOR plus 8.25%, redetermined for each calendar quarter. On November 13, 2008, the Old Notes and the accrued and unpaid interest of $210,551 were restructured as an unsecured promissory note for $2,210,551 (the Longview Subordinated Note).  The Longview Subordinated note bears interest at 11%.  As part of the restructuring, Longview agreed to surrender warrants to acquire 3,000,000 shares of the Company’s Common Stock issue in the Securities Exchange on February 14, 2008.

In July 2008, the Company assumed a $75,000 promissory note, and $8,160 in accrued interest, owed to Donald E. Vandenberg, who is a related party as previously discussed.  Interest payments under the promissory note are payable at a rate of 8%, compounded annually; however, all principal and interest payments under said note will be deferred (and the underlying debt will be subordinated) until repayment of any senior and subordinated debt under any current restructured working capital and project financing credit facilities.

On November 13, 2008, the Company restructured its financing arrangements (“Financial Restructuring”) by entering into two transactions.  Under the first transaction, the Company entered into a Securities Exchange Agreement (the “New Securities Exchange Agreement”) with The Longview Fund, L.P. (“Longview”) and Longview Marquis Master Fund, L.P. (“Marquis”) under which Marquis acquired a warrant (the “Marquis Warrant”) to acquire 1,000,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), subject to adjustment, at an initial exercise price per share of $0.01; and an unsecured subordinated promissory note in the original aggregate principal amount of $9,440,000 (the “Marquis Subordinated Note”), bearing interest at 11% per annum; and Longview acquired an unsecured promissory note in the original aggregate principal amount of $2,210,551 (the “Longview Subordinated Note”), bearing interest at 11% per annum; and $1,000,000 in cash as repayment of 1/3 of the principal of the Old Notes described below.

Prior to the transactions set forth above and based on the records of the Company and transfer agent, Longview was the owner of approximately 88% of the Company’s outstanding Common Stock and, together with its affiliated funds, Longview Equity Fund, L.P. and Longview International Fund, L.P., owned approximately 93% of the Company’s outstanding Common Stock.  Viking Asset Management, LLC serves as investment adviser to Longview and its affiliated funds.  Prior to and during the Financial Restructuring, Viking also served as the investment adviser to Marquis.   Subsequent to the Financial Restructuring, Summerline now serves as the investment adviser to Marquis, and Marquis and Longview are no longer related parties.

Upon the Company’s repayment of the Subordinated Notes, the holders of the Subordinated Notes have the right to convert up to 50% of the Principal (and the accrued and unpaid interest thereon) to be paid on any Principal Prepayment Date (as each such capitalized term not otherwise defined herein is defined in the respective Subordinated Note) into shares of Common Stock of the Company at a price equal to $4.00 per share, subject to adjustment.  Pursuant to the Securities Exchange Agreement, certain subsidiaries of the Company entered into a guaranty of the Subordinated Notes.

Under the second transaction, the Company entered into a Securities Purchase Agreement, (the Securities Purchase Agreement) whereby the Company issued and sold to Marquis, and Marquis purchased from the Company, for consideration of $8,075,000, a senior secured promissory note in the principal amount of $8,875,000, bearing interest at 13% per annum, subject to certain adjustments (the “Senior Secured Note”), and a warrant to acquire 1,050,000 shares of Common Stock at an initial exercise price of $0.01 per share.  As additional consideration under the Securities Purchase Agreement, the Company also granted Marquis a limited conveyance of overriding royalty interests (the “Overrides”) of 3% of the Company’s interest in the hydrocarbon production from all of the Company’s (i) current oil and gas properties (the “ORRI”) and (ii) oil and gas properties acquired in the future with $5,000,000 of proceeds (the “Acquisition Funds”) from the sale of the Senior Secured Note, which sum has been deposited in an Acquisition Funds Account.  Under the Securities Purchase Agreement, from November 13, 2009 until November 12, 2010, the Company has the right to purchase from Marquis all (but not less than all) of the Overrides issued to Marquis prior to November 13, 2009 by delivering to Marquis, at its election, either Override Warrants (as defined in the Securities Purchase Agreement) or any combination of Common Override Exchange Shares (as defined in the Securities Purchase Agreement) and Preferred Override Exchange Shares (as defined in the Securities Purchase Agreement).  In connection with the Securities Purchase Agreement, certain subsidiaries of the Company guaranteed payment of the Senior Secured Note and the Company and certain of its subsidiaries granted a security interest in substantially all of their real and personal property to Summerline, as collateral agent for Marquis, as the secured party, and executed a security agreement, a mortgage, guarantees and pledges to evidence the same.  The proceeds of $8,075,000 received at Closing were allocated as follows: $7,032,774 to the Senior Secured Note, $916,207 to the Marquis Warrants, and $126,019 to the Marquis overriding royalty interest.  The discount on the Senior Secured Note is being amortized to interest expense, using the effective interest method over the term of the Senior Secured Note.

To induce Marquis and Longview to enter into the Securities Purchase Agreement, on November 13, 2008, the Company entered into a Subordination Agreement between and among North Texas, Sonterra Operating, Inc., a Delaware corporation, Velocity Energy Limited LLC, a Texas limited liability company, Velocity Energy Inc., a Delaware corporation, Velocity Energy Offshore LP, a Delaware limited partnership, and Velocity Energy Partners, LP, a Delaware limited partnership, each of which is a subsidiary of the Company, Marquis, Longview and Summerline, as collateral agent, pursuant to which the Subordinated Notes are subordinated to the Senior Secured Note.

9.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

The operations and financial position of the Company continue to be affected from time to time in varying degrees by domestic and foreign political developments as well as legislation and regulations pertaining to restrictions on oil and natural gas production, imports and exports, natural gas regulation, tax increases, environmental regulations and cancellation of contract rights. Both the likelihood and overall effect of such occurrences on the Company vary greatly and are not predictable.

The Company has a long-term operating lease agreement for its corporate office that expires in November 2011.  Annual lease commitments are as follows:

Amount
2009	$64,464
2010	64,464
2011	59,092
Total	$188,020

Rent expense for the years ended December 31, 2007 and December 31, 2008, was $15,273 and $75,049, respectively.

10.  RELATED PARTY TRANSACTIONS

As discussed in Note 1, the company acquired Velocity Offshore and Velocity Partners from Messrs. Vandenberg and Lancaster, two of the Company’s senior executives.  In July 2008, the Company assumed a $75,000 promissory note, together with $8,160 in accrued interest, owed by Velocity Partners to Donald E. Vandenberg, who is a related party as previously discussed.  Interest payments under the promissory note are payable at a rate of 8%, compounded annually: however, all principal and interest payments under said note will be deferred (and the underlying debt will be subordinated) until repayment of any senior and subordinated debt under any current restructured working capital and project financing credit facilities.

The operation of Velocity Partners and Velocity Offshore are included in the accompanying consolidate financial statements from date of acquisition.  Pro forma information is not included because results of operations of the acquired entities would not have a material effect on the Company’s financial statements.  The purchase price was allocated on the fair values of the assets at the date of acquisition as follows:

Allocation of Purchase Price
Oil and gas properties	$96,030
Note payable and accrued interest	(83,160)
Net Cash	$12,870

The oil and gas properties of $96,030 were impaired at year-end and expensed.

11.  SHAREHOLDER EQUITY AND STOCK INCENTIVE PLANS

Concurrent with the consummation of the Securities Exchange, the Company adopted the 2007 River Capital Group, Inc. Non-Qualified Stock Option Plan (“2007 Non-Qualified Stock Option Plan”) to provide for the issuance of stock options as compensation to key employees, officers and non-employee directors. Immediately upon adoption, common stock options were issued to the senior management of the Company pursuant to the 2007 Non-Qualified Stock Option Plan, which options were forfeited on June 23, 2008 as discussed below.

Stock options issued to employees under the 2007 Non-Qualified Stock Option Plan vest incrementally over a period of three years and have a ten-year life. On February 14, 2008, a total of 5,140,359 common stock options were issued. These options had exercise prices that ranged from $.332 to $.453 per share, and were scheduled to expire in February 2018.  These options were forfeited on June 23, 2008, when the then management team resigned from the Company.  Messrs. Vandenberg and Lancaster were retained as part of the Company’s new management team on June 23, 2008, and a total of 2,459,087 new common stock options were issued to them. An additional 1,141,719 new common stock options were issued to Mr. Sebastian, the third member of the Company’s new management team, under his employment agreement dated June 23, 2008, along with an additional 30,000 options in exchange for a four month deferral of salary from July 1, 2008 to November 1, 2008.  These options have exercise prices ranging from $1.35 in the first year, $1.755 in the second year, and $2.04 in the third year, and all of these options will expire in June 2018. A participant may receive more than one equity award granted under the program.  Equity compensation is intended to qualify as performance-based compensation under Section 162(m) of the Code.  The following table summarizes the status of issued and outstanding options under the 2007 Non-Qualified Stock Option Plan:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31,2007	-	$-	-
Issued	8,771,165	$0.709	10.0
Forfeited	(5,140,359)	$0.393	9.9
Exercised	-	-	-
Outstanding at December 31, 2008	3,630,806	$1.707	9.5	$-
Exercisable at December 31, 2008	30,000	$1.35	5.0	-

Effective as of March 31, 2009, the Company adopted the 2008 Sonterra Resources, Inc. Equity Compensation Plan (“2008 Equity Compensation Plan”). Under the 2008 Equity Compensation Plan, no employee participant may receive options to purchase more than 400,000 shares of common stock in any given year, the total number of options awarded to all employee participants shall not exceed 1,300,000 in any given year, and a maximum of 3,000,000 options may be awarded. The 3,000,000 options available under the 2008 Equity Compensation Plan are in addition to a maximum of 5,140,165 options available under the 2007 River Capital Group, Inc. Non-Qualified Stock Option Plan. Equity compensation is intended to qualify as performance-based compensation under Section 162(m) of the Code. The Corporate Compensation and Nominating Committee has reviewed and discussed with the Company the 2008 Equity Compensation Plan as well as the Company’s overall incentive-driven compensation philosophy.

The weighted average grant date fair value of options granted during 2008 was $0.84.  The fair value of the options was estimated, as of the grant date, using the Black Sholes option-pricing model with the following assumptions:  (i) expected volatility of 57%; (ii) a risk-free interest rate of 4.3%; and (iii) a six year expected life.  Due to the Company not having an active market, the Company used the historical stock price fluctuations of a comparable public entity in computing expected volatility.  The Company recorded $1,000,933 in non-cash stock compensation related to these options during 2008. As of December 31, 2008, there was approximately $2,100,388 of total unrecognized compensation costs related to outstanding stock options and warrants.  That cost is expected to be recognized over the next three years as stock options vest.

The following warrants are outstanding as of December 31, 2008;

	Number	Exercise Price	Expiration Date
The Longview Fund, L.P.	1,958,678	$0.30	February 14, 2013
Longview Marquis Master Fund, L.P. (1)	2,050,000	$0.01	November 13, 2013

(1)  Notwithstanding the total of 2,050,000 shares of common stock issuable upon exercise of the warrants held by Longview Marquis Master Fund, L.P., in no event shall the total number of shares of common stock of the Company held by Longview Marquis Master Fund, L.P. immediately following any such exercise exceed 4.99% of the outstanding shares of the common stock of the Company.

12. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Year Ended December 31, 2008	April 17, 2007 (Inception) to December 31, 2007

Numerator:
Net loss applicable to common stockholders	$(6,301,941)	$(1,211,166)

Denominator:
Denominator for basic loss per share — weighted-average shares outstanding	26,267,359	21,846,559
Effect of potentially dilutive common shares:
Warrants (a)	NA	-

Denominator for diluted loss per share — weighted-average shares outstanding and assumed conversions	$26,267,359	$21,846,559

Basic loss per share	$(0.24)	$(0.06)

Diluted loss per share	$(0.24)	$(0.06)

Warrants and stock options for which the exercise prices were greater than the average market price of the Company’s common stock are excluded from the computation of diluted earnings per share. All potentially dilutive shares, whether from options or warrants, are excluded in the event of an operating loss because inclusion of such shares would be anti-dilutive.

(a)             The number of warrants excluded totaled 4,008,678 in 2008.

13.    SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT NAD PRODUCITON ACTIVITIES (UNAUDITED)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

The following table presents the standardized measure of future net cash flows from proved oil reserves in accordance with SFAS No. 69. All components of the standardized measure are from proved reserves, all of which are located within the continental United States.  As prescribed by this statement, amounts shown are based on prices and costs as of December 31, 2008 and 2007, and assume the continuation of then existing economic conditions. All future income taxes are based on year-end statutory rates, adjusted for tax credits. A discount factor of ten percent was used to reflect the timing of the Company’s future net cash flows. Extensive judgments are involved in estimating the timing of production and the costs that will be incurred through the remaining lives of the fields.  Accordingly, the estimates of future net revenues from proved reserves and the present value thereof may not be materially correct when judged against actual subsequent results. Further, since prices and costs do not remain static, and no price or cost changes have been considered, and all future production and development costs are estimated to be incurred in developing and producing the estimated proved oil reserves, the results are not necessarily indicative of the fair market value of estimate proved reserves, and the results may not be comparable to estimates by other oil and gas producers.

Costs Incurred

The costs incurred in oil and gas acquisition, exploration and development activities are as follows:

	Years Ended December 31,
	2008	2007
Property acquisition costs, proved		$4,542,924
Property acquisition costs, unproved	$36,728	848,894
Exploration costs	10,342	4,654
Development costs	777,712	-
Total costs incurred	$824,782	$5,396,472

The following costs of unproved properties are capitalized as part of the Company’s full cost pool. These costs are excluded from the calculation of full cost pool amortization until such time the related drilling programs are completed and the costs can be evaluated as proved, or until the costs are determined to be impaired, which is expected to occur in 2010.

	December 31,	December 31,
	2008	2007
Unproved properties:
Oil and gas leasehold acreage acquisition costs	$675,647	$843,345
Geological and geophysical costs	-	5,549
Drilling in progress	772,526	-
	$1,448,173	$848,894

Proved Reserves

The following reserve schedule summarizes the Company's net ownership interests in estimated quantities of proved oil and gas reserves and changes in its proved reserves, all of which are located in the continental United States. All reserve estimates for crude oil contained below were internally prepared by the Company.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, we anticipate that these oil and gas reserve estimates will change as future information becomes available. All of our reserves are located in Texas State Waters in the Gulf of Mexico.

	Crude Oil (Bbls)	Natural Gas (Mcf)
PROVED DEVELOPED AND UNDEVELOPED RESERVES:

December 31, 2006	90,959	2,271,837

Revision of previous estimates	(37,865)	(926,046)
Purchase of reserves	-	-
Extensions, discoveries, and other additions	-	-
Sale of reserves	-	-
Production	(2,404)	(68,881)

December 31, 2007	50,690	1,276,910

Revision of previous estimates	(5,708)	(153,590)
Purchase of reserves	-	-
Extensions, discoveries, and other additions	-	-
Sale of reserves	(11,160)	(266,120)
Production	(522)	(24,560)

December 31, 2008	33,300	832,640

PROVED DEVELOPED RESERVES

December 31, 2006	14,102	424,698
December 31, 2007	310	17,533
December 31, 2008	-	-

Standardized Measure

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows (in thousands):

	Years Ended December 31,
	2008	2007
Future cash inflows	$5,663	$13,533
Future production costs	(1,641)	(2,413)
Future development costs	(647)	(2,880)
Future income tax expense	-	(1,123)
Future net cash flows	3,375	7,117
10% annual discount for estimated timing of cash flows	(795)	(2,715)
Standardized measure of discounted future net cash flow related to proved reserves	$2,580	$4,402

Change in Standardized Measure

A summary of the changes in the standardized measure of discounted future new cash flow applicable to proved oil and natural reserves is as follows (in thousands):

	Years Ended December 31,
	2008	2007
Balance, beginning of period	$4,402	$-
Sales of oil and gas, net	454	(96)
Net change in prices and production costs	(1,950)	-
Net change in future development costs	(2,283)	-
Extensions and discoveries	-	-
Revisions of previous quantity estimates	(589)
Previously estimated development costs incurred	778	-
Net change in income taxes	1,229	(1,553)
Accretion of discount	814	-
Purchase of minerals in place	-	5.444
Sales of reserves	(1,044)	-
Other	769	607
Balance, end of period	$2,580	$4,402

The standardized measure of discounted future net cash flows as of December 31, 2008 and 2007 was calculated using the following average prices in effect as of the end of each year:

	2008	2007
Average crude oil price per barrel	$44.30	$91.45
Average gas price per MCF	$5.03	$6.19

INDEX TO EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 10-SB filed February 11, 2000).

3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed June 7, 2004).

3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed February 14, 2008).

3.4	Certificate of Amendment to the Certificate of Incorporation.

3.5	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed February 14, 2008).

4.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Velocity Energy Inc.

4.2	Certificate of Correction to the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Velocity Energy Inc.

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

10.5
Mortgage, Deed of Trust, Assignment of Production, Security Agreement, Fixture Filing and Financing Statement, dated August 3, 2007 from Sonterra to the Collateral Agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed August 9, 2007).

10.6	Joinder to Security Agreement by Sonterra Resources, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed April 14, 2008).

10.7
Guaranty dated February 14, 2008 by Sonterra Oil & Gas, Inc. and Sonterra Operating, Inc. in favor of Viking Asset Management, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed April 14, 2008).

10.8
Pledge Agreement dated February 14, 2008, between Sonterra Oil & Gas, Inc. and Viking Asset Management, LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed April 14, 2008).

10.9
First Amendment To Mortgage, Deed of Trust, Assignment of Production, Security Agreement, Fixture Filing and Financing Statement, dated August 29, 2007, by Sonterra Resources, Inc. for the benefit of Viking Asset Management, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K filed April 14, 2008).

10.10	Warrant to Purchase Common Stock dated February 14, 2008 and issued to The Longview Fund, L.P. (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed April 14, 2008).

10.11	Senior Secured Note dated February 14, 2008 and issued to The Longview Fund, L.P. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K filed April 14, 2008).

10.12
Registration Rights Agreement, dated February 14, 2008, between Sonterra Resources, Inc. and The Longview Fund, L.P. (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K filed April 14, 2008).

10.13	First Amendment to Registration Rights Agreement, dated March 12, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 18, 2008).

10.14
February 2008 Amendment Agreement, dated February 14, 2008, between Sonterra Resources, Inc. and The Longview Fund, L.P. (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed April 14, 2008).

10.15	2007 Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K filed August 9, 2007).

10.16	Form of Stock Option Agreement for Employees under Registrant’s 2007 Stock Option Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K filed August 9, 2007).

10.17
Contract Operating Agreement, dated April 8, 2008 to be effective as of April 1, 2008, among South Texas Oil Company and its subsidiaries and Sonterra Operating, Inc. (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on May 15, 2008).

10.18
Contract Operating Agreement, dated July 21, 2008 to be effective as of June 23, 3008, among Sonterra Resources and South Texas Oil Company (Incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed on July 23, 2008).

10.19
Securities Exchange Agreement and Schedules, dated as of November 13, 2008, among Sonterra Resources, Inc., The Longview Fund, L.P., and Longview Marquis Master Fund, L.P. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A filed on December 10, 2008).

10.20
Securities Purchase Agreement and Schedules, dated as of November 13, 2008, among Sonterra Resources, Inc., The Longview Fund, L.P., and Longview Marquis Master Fund, L.P. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K/A filed on December 10, 2008).

10.21
Security Agreement, dated as of November 13, 2008, among Sonterra Resources, Inc., North Texas Drilling Services, Inc, Sonterra Operating, Inc., Velocity Energy Limited LLC, Velocity Energy Inc., Velocity Energy Offshore LP, Velocity Energy Partners LP, collectively the “Debtors”, and Summerline Asset Management, LLC, as “Collateral Agent” (Incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K/A filed on December 10, 2008).

10.22
Subordination Agreement, dated as of November 13, 2008, Sonterra Resources, Inc., North Texas Drilling Services, Inc., Sonterra Operating, Inc., Velocity Energy Limited LLC, Velocity Energy Inc., Velocity Energy Offshore LP, Velocity Energy Partners LP, collectively the “Obligors”, The Longview Fund, L.P. (“Longview”), Longview Marquis Master Fund, L.P. (“Marquis”), and Summerline Asset Management, LLC, as “Collateral Agent” (Incorporated by reference to Exhibit 10.13 of our Current Report on Form 8-K/A filed on December 10, 2008).

10.23
Pledge Agreement, dated as of November 13, 2008, among Sonterra Resources, Inc., as “Pledgor”, and  Summerline Asset Management, LLC, as “Collateral Agent” (Incorporated by reference to Exhibit 10.14 of our Current Report on Form 8-K/A filed on December 10, 2008).

10.24
Pledge Agreement, dated as of November 13, 2008, among Velocity Energy Limited LLC, as “Pledgor”, and  Summerline Asset Management, LLC, as “Collateral Agent” (Incorporated by reference to Exhibit 10.15 of our Current Report on Form 8-K/A filed on December 10, 2008).

10.25
Deposit Account Control Agreement, dated as of November 13, 2008, among Sonterra Operating, Inc., Sterling Bank, and Summerline Asset Management, LLC, as “Collateral Agent” (Incorporated by reference to Exhibit 10.16 of our Current Report on Form 8-K/A filed on December 10, 2008).

10.26
Deposit Account Control Agreement, dated as of November 13, 2008, among Sonterra Resources, Inc., Sterling Bank, and Summerline Asset Management, LLC, as “Collateral Agent” (Incorporated by reference to Exhibit 10.17 of our Current Report on Form 8-K/A filed on December 10, 2008).

10.27
Deposit Account Control Agreement, dated as of November 13, 2008, among North Texas Drilling Services, Inc., The First National Bank of Weatherford, and Summerline Asset Management, LLC, as “Collateral Agent” (Incorporated by reference to Exhibit 10.18 of our Current Report on Form 8-K/A filed on December 10, 2008).

10.28
Letter Agreement, dated as of November 13, 2008, among Sonterra Resources, Inc., Longview Marquis Master Fund, L.P., and Summerline Asset Management, LLC, as “Collateral Agent” (Incorporated by reference to Exhibit 10.19 of our Current Report on Form 8-K/A filed on December 10, 2008).

10.29	2008 Sonterra Resources, Inc. Equity Compensation Plan, dated effective as of March 31, 2009.

10.30
Employment Agreement, dated as of June 23, 2008, between Sonterra Resources, Inc. and Donald E. Vandenberg (Incorporated by reference to Exhibit 99.5 of our Current Report on Form 8-K filed on June 27, 2008).

10.31
Employment Agreement, dated as of June 23, 2008, between Sonterra Resources, Inc. and Gary L. Lancaster (Incorporated by reference to Exhibit 99.6 of our Current Report on Form 8-K filed on June 27, 2008).

10.32
Employment Agreement, dated as of June 23, 2008, between Sonterra Resources, Inc. and Donald J. Sebastian (Incorporated by reference to Exhibit 99.7 of our Current Report on Form 8-K filed on June 27, 2008).

10.33
Letter of Intent, dated as of April 13, 2008, between and among Velocity Energy Partners LP and Classic Oil & Gas Resources, Inc., and its Selling Shareholders, William W. Kelly, Jr. and Alvin Kirk (Incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on April 17, 2009).

14.1	Code of Business Conduct, dated effective as of December 31, 2008.

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1
Joint Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.