Form 10-Q
period 2009-03-31
Velocity Energy Inc.
filed 2009-05-20
CIK 1104594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________.

Commission File Number: 000-29463

VELOCITY ENERGY INC.
 (Exact Name of Registrant as Specified in Its Charter)

Delaware	51-0392750
(State or Other Jurisdiction of	(IR. Employer Identification No.)
Incorporation or Organization)

523 N. Sam Houston Pkwy. E.
Suite 175
Houston, Texas 77060
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (713) 741-0610

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   ☒     NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or fur such shorter period that the registrant was required to submit and post such files).  YES  ☐    NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer” and "smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   ☐     NO  ☒

As of March 31, 2009 the Registrant had 26,347,359 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
VELOCITY ENERGY INC.
Unaudited Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$272,375	$194,826
Restricted cash	2,399,931	3,699,931
Accounts receivable, net of $119,903 reserved for doubtful accounts	47,303	437,281
Advances to operators	174,445	1,077,775
Prepaid expenses	4,826	72,214
Total current assets	2,898,880	5,482,027

Property and Equipment
Oil and gas properties, full cost method
Unproved properties	723,272	675,646
Proved properties	6,618,480	5,199,116
Pipelines and facilities	778,418	778,418
Total oil and gas properties	8,120,170	6,653,180
Less accumulated depreciation, depletion and amortization	(3,906,849)	(2,056,397)
	4,213,321	4,596,783
Other property and equipment, net of accumulated depreciation of $60,945 at March 31, 2009 and $19,974 at December 31, 2008.	1,883,086	1,925,611
Total property and equipment, net	6,096,407	6,522,394

Debt issuance costs, net of accumulated amortization of $124,879 at March 31, 2009 and $86,432 at December 31, 2008	386,156	461,380

Total Assets	$9,381,443	$12,465,801

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable, trade	$795,046	$969,725
Other payables and accrued liabilities	591,198	610,864
Participant advances	966	966
Current maturities of debt	1,735,822	1,735,822
Interest payable	508,654	183,612
Total current liabilities	3,631,686	3,500,989

Noncurrent Liabilities
Long-term debt, net of discounts of $9,923,615 at December 31, 2008	7,562,666	6,888,723
Long-term debt – related party	2,210,551	2,210,551
Asset retirement obligation	129,462	128,443
Total noncurrent liabilities	9,902,679	9,227,717

Shareholders' Deficit
Common stock, par value $0.001 per share, authorized 50,000,000 shares, issued and outstanding 26,347,359 and 21,846,559 shares	26,351	26,351
Treasury stock	-	-
Additional paid-in capital	7,678,585	7,223,851
Accumulated deficit	(11,857,858)	(7,513,107)
Total shareholders' deficit	(4,152,922)	(262,905)

Total Liabilities and Shareholders' Deficit	$9,381,443	$12,465,801
See notes to consolidated financial statements.

VELOCITY ENERGY INC.
Consolidated Statements of Operations

	For the three months ending,
	March 31, 2009	March 31, 2008

Revenues
Oil and gas sales	$-	$115,756
Contract operating income	-	54,727
Drilling rig income	-	-
Operating overhead income	-	10,119
Gas gathering operations	75	18,461
Total revenues	75	199,063

Costs and Expenses
Lease operating expenses	61,698	300,958
Production taxes	-	8,147
Drilling rig expenses	109,900	-
Gas gathering operations		-
Depreciation, depletion and amortization	50,467	65,784
Impairment on oil & natural gas properties	1,842,510	-
Accretion on asset retirement obligation	1,019	3,740
General and administrative	913,706	982,155
Total costs and expenses	2,979,300	1,360,784

(Loss) from Operations	(2,979,225)	(1,161,721)

Other (Expense)
Interest expense	(1,328,749)	(70,593)
Debt issuance cost amortization	(36,777)	(17,001)
Other (expense)	(1,365,526)	(87,594)

Net (Loss) Before Tax	$(4,344,751)	$(1,249,315)

Loss Per Common Share:
Basic	$(0.17)	$(0.05)
Diluted	$(0.17)	$(0.05)

Weighted average number of common shares outstanding:
Basic	26,267,359	26,028,323
Diluted	26,267,359	26,028,323

See notes to consolidated financial statements.

VELOCITY ENERGY INC.
Consolidated Statements of Cash Flows

	For the three months ending,
	March 31, 2009	March 31, 2008

Operating Activities
Net income (loss)	$(4,344,751)	$(1,249,315)
Adjustments to reconcile net (loss) to net cash provided by ( used in) operating activities:
Depreciation, depletion and amortization	50,467	65,784
Accretion on asset retirement obligation	1,019	3,740
Debt issuance costs amortization	75,224	17,001
Non-cash compensation expense	454,734	554,483
Accretion of discount	673,944	-
Impairment on oil & gas properties	1,842,510	-
Changes in operating assets and liabilities:
Accounts receivable	389,978	2,311,211
Prepaid expenses	970,717	(42,313)
Accounts payable and accrued liabilities	(194,345)	(2,504,221)
Participant advances received	-	29,249
Interest payable	325,042	(204,760)
Net cash provided by (used by) operating activities	244,539	(1,019,141)

Investing Activities
Restricted Cash	1,300,000	-
Purchases and development of oil and gas properties	(1,466,990)	(27,130)
Purchases of other property and equipment	-	(1,846)
Net cash used in investing activities	(166,990)	(28,976)

Net Increase (Decrease) in Cash and Equivalents	77,549	(1,048,117)

Cash and equivalents at beginning of period	194,826	2,195,899

Cash and Equivalents at End of Period	$272,375	$1,147,782

See notes to consolidated financial statements.

VELOCITY ENERGY INC.
Notes to Unaudited Consolidated Financial Statements
Period Ended March 31, 2009

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements report interim financial information for Velocity Energy Inc., a Delaware corporation formerly known as Sonterra Resources, Inc. (the “Company”), and its wholly owned subsidiaries: Sonterra Oil & Gas, Inc., a Delaware corporation (“Sonterra Oil & Gas”), which was merged into the Company on November 11, 2008; Sonterra Operating, Inc., a Delaware corporation  (“Sonterra Operating”); Velocity Energy Inc, a Delaware corporation, which changed its name to Velocity Energy Operating Inc. on March 4, 2009 (“Velocity Operating”); Velocity Energy Offshore LP, a Delaware limited partnership (“Velocity Offshore”); Velocity Energy Partners L.P., a Delaware limited partnership (“Velocity Partners”); Velocity Energy Limited LLC, a Texas limited liability company (“Velocity Limited”); North Texas Drilling Services, Inc., a Texas corporation (“NTDS”); River Capital Holdings Limited, a Barbados corporation (“RCHL”); and River Reinsurance Limited, a Barbados corporation (“River Re”). Collectively, all of the subsidiaries are referred to as the “Subsidiaries”.  References to “the Company” refer to Velocity Energy Inc., formerly known as Sonterra Resources, Inc., and its Subsidiaries. Additionally, the terms “us,” “our,” “we,” and “its” are sometimes used as abbreviated references to the Company.

The Company was originally incorporated in Florida effective as of June 17, 1997, as Permastoprust International, Inc. and subsequently changed its name to Greystone Credit Inc. on June 30, 1999. The current publicly traded entity was incorporated in Delaware under the name whOOdoo.com, inc. on July 1, 1999. On August 4, 1999, Greystone Credit Inc. acquired whOOdoo.com, inc. in a share exchange, resulting in the Company’s state of incorporation being changed to Delaware and the name of the Company becoming whOOdoo.com, inc.  On July 17, 2000, the name of the Company was changed to Ballistic Ventures, Inc. On June 5, 2004, the name of the Company was changed to River Capital Group, Inc. (“River Capital”). River Capital intended to establish and grow a core reinsurance business through two entities incorporated in Barbados, RCHL and River Re, but was unable to raise equity or debt capital and River Capital abandoned its efforts to establish a reinsurance business. These businesses of RCHL and River Re are dormant, and the Company intends to divest or dissolve both RCHL and River Re in the second quarter of 2009. Following the closing of the Securities Exchange in February 2008 discussed below, the name of the Company was changed to Sonterra Resources, Inc., and the Company emerged from shell company status as an oil and gas exploration and production company. On March 4, 2009, the name of the Company was changed to Velocity Energy Inc.

On February 14, 2008, the Company consummated the transactions (the “Securities Exchange”) contemplated by a Securities Exchange and Additional Note Purchase Agreement entered into on August 3, 2007 with The Longview Fund, L.P. (“Longview”), together with an affiliated fund, which collectively owned approximately 66.6% of the Company’s common stock. The Securities Exchange was comprised of a series of transactions that occurred as part of the closing including (i) Sonterra Resources’ 38,552,749 issued and outstanding shares of common stock being combined into 3,855,275 shares of common stock in a 1-for-10 reverse stock split; (ii) the Company’s name being changed from River Capital Group, Inc. to Sonterra Resources, Inc.; and (iii) Longview’s exchange of (a) all of its shares of common stock of Sonterra Oil & Gas, Inc., (b) a $5,990,010 equity note from Sonterra Oil & Gas, and (c) a warrant to purchase 50 shares of Sonterra Oil & Gas common stock for 21,846,558 shares of the Company’s common stock and a warrant to purchase 4,958,678 shares of the Company’s common stock. Longview also exchanged its $2,000,000 non-equity note from Sonterra Oil & Gas for a senior secured note from the Company in an equal principal amount.

As a result of the Securities Exchange, (i) 100% of the issued and outstanding capital stock of Sonterra Oil & Gas, which was formerly known as Sonterra Resources, Inc. prior to the Securities Exchange, was transferred to the Company (known as River Capital Group, Inc. prior to the Securities Exchange); (ii) the Company became engaged, through its Subsidiaries, in the operation and development of oil and gas properties and related assets; and (iii) the former stockholders of Sonterra Oil & Gas held approximately 95% of the common stock of the Company. Although the Company was the legal acquirer of Sonterra Oil & Gas and continues as the publicly traded entity, the acquisition has been treated for accounting and financial reporting purposes as a recapitalization of the Company with Sonterra Oil & Gas as the acquirer (reverse acquisition).  The historical financials prior to February 14, 2008, are those of Sonterra Oil & Gas, which was subsequently merged into the Company on November 7, 2008, and for SEC reporting purposes, the Company presents the consolidated historical financial statements of the Company and the Subsidiaries through the effective date of the Securities Exchange, and the combined financial results thereafter.

On November 13, 2008, the Company restructured its financing arrangements (“Financial Restructuring”) by entering into two transactions with its lenders.  Under the first transaction, the Company entered into a Securities Exchange Agreement (the “New Securities Exchange Agreement”) with The Longview Fund, L.P. (“Longview”) and Longview Marquis Master Fund, L.P. (“Marquis”) under which Marquis acquired a warrant (the “Marquis Warrant”) to acquire (a)(i) 1,000,000 shares of the Company’s common stock, par value $0.001 per share, subject to adjustment, at an initial exercise price per share of $0.01, (ii) and an unsecured subordinated promissory note in the original aggregate principal amount of $9,440,000 (the “Marquis Subordinated Note”), bearing interest at 11% per annum; and Longview acquired (b) (i) an unsecured promissory note in the original aggregate principal amount of $2,210,551 (the “Longview Subordinated Note”), bearing interest at 11% per annum, and (ii) $1,000,000 in cash as principal repayment of the Old Notes described below.

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

Contemporaneously with the closing of the New Securities Exchange Agreement, the Company entered into a second transaction pursuant to a Securities Purchase Agreement between the Company and Marquis (the “Marquis Securities Purchase Agreement”).  Under the Marquis Securities Purchase Agreement, the Company issued and sold to Marquis, and Marquis purchased from the Company, for consideration of $8,075,000, a senior secured promissory note in the principal amount of $8,875,000, bearing interest at 13% per annum, subject to certain adjustments (the “Senior Secured Note”), and a warrant to acquire 1,050,000 shares of common stock at an initial exercise price of $0.01 per share.  As additional consideration under the Securities Purchase Agreement, the Company also granted Marquis a limited conveyance of overriding royalty interests (the “Overrides”) of 3% of the Company’s interest in the hydrocarbon production from all of the Company’s (i) current oil and gas properties (the “3% ORRI”) and (ii) oil and gas properties acquired in the future with $5,000,000 of proceeds from the sale of the Senior Secured Note, which sum has been deposited in the Acquisition Fund Account.  The proceeds from the Securities Purchase Agreement were used in part to pay $1,000,000 of principal under the existing indebtedness owed to Longview pursuant to the Old Notes, to fund the Company’s share of the completion costs of the State Tract 127-1 Unit, and for general corporate purposes.

Under the Securities Purchase Agreement, from November 13, 2009 until November 12, 2010, the Company has the right to purchase from Marquis all (but not less than all) of the Overrides issued to Marquis prior to November 13, 2009 by delivering to Marquis, at its election, either Override Warrants (as defined in the Securities Purchase Agreement) or any combination of Common Override Exchange Shares (as defined in the Securities Purchase Agreement) and Preferred Override Exchange Shares (as defined in the Securities Purchase Agreement).  In connection with the Securities Purchase Agreement, certain subsidiaries of the Company guaranteed payment of the Senior Secured Note and the Company and certain of its subsidiaries granted a security interest in substantially all of their real and personal property to Summerline Asset Management, LLC, as collateral agent for Marquis, as the secured party, and executed a security agreement, a mortgage, guarantees and pledges to evidence the same.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accounting policies followed by the Company are described in Note 3 to the audited consolidated financial statements for the year ended December 31, 2008.

In the opinion of management, all normal recurring adjustments considered necessary for the fair statement of the results for the interim period presented have been included. Certain reclassifications have been made to prior periods’ financial statements to conform to the current presentation. These reclassifications had no effect on total assets, total liabilities, stockholders’ equity or net income.

2.  Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company experienced a net loss of $6.3 million for the year ended December 31, 2008, a net loss of $4.3 million in the first quarter of 2009, has $20.8 million in debt, maturity value, plus associated interest obligations, and virtually no current source of revenue, which raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is pursuing acquisitions of producing properties in the Appalachian Basin.  The management team has met with numerous providers of both debt and equity, and is currently evaluating several potential acquisition targets.  If successful with our Appalachian Basin acquisition strategy, the Company expects to acquire a steady revenue stream from long-lived assets.  On April 13, 2009, the Company executed a letter of intent to acquire certain producing properties in southern West Virginia pursuant to the Company’s Appalachian Basin acquisition strategy in exchange for approximately $2,702,063 in cash, payable in three annual installments; the assumption of the balance of a $1,700,541 loan (estimated to be $1,500,000); and other consideration detailed in the letter of intent incorporated by reference hereto.   Funding is subject to assumption of bank loan, completion of due diligence and execution of purchase and sale agreement.

3.  Restricted Cash

As part of the Financial Restructuring in November 2008, the Company established a special controlled access account at Sterling Bank (“Acquisition Funds Account”), which was intended to be used primarily for acquisitions or as otherwise agreed by the Company and Summerline, the asset management company representing Marquis, as Collateral Agent. The balance of the Acquisitions Fund Account at December 31, 2008 was approximately $3.7 million.  To access the funds, both the Company and Summerline, the asset management company representing Marquis, have to agree on the use of such funds and must submit written authorization to Sterling Bank to release these funds.

On December 4, 2008, the Company, Marquis, and Summerline entered into a letter agreement whereby such parties agreed to release up to $1,300,000 of the Acquisition Funds for payment directly to STO Operating Company (or another third party) for operations related to the wellbore located at State Tract 150-1 ST #1 Well.  On December 8, 2008, $927,346 of the Acquisition Funds was released from the Acquisition Funds Account for payment of drilling costs of the State Tract 150-1 ST #1 Well.  Contemporaneously, the Company delivered to Marquis an additional conveyance of an overriding royalty interest of 7% (the “New ORRI”) of the Applicable Percentage (as defined in the New ORRI) of the oil, gas, and other minerals in, under and that may be produced from the State Tract 150-1 ST #1 Well.  When Marquis has received $250,000 from the proceeds of the sale of the production of oil, gas and other minerals attributable to the New ORRI, the New ORRI shall be reduced to 3% of the Applicable Percentage.  The New ORRI is in addition to, and not in lieu, of the 3% ORRI with respect to the oil and gas leases upon which the State Tract 150-1 ST #1 Well is located.

The balance of $1,300,000 of the Acquisition Funds, being $371,654, was released from the Acquisition Funds Account primarily for completion costs of the State Tract 150-1 ST #1 Well, as well as for miscellaneous costs related to the Financial Restructuring. On March 30, 2009, $700,000 was released from the Acquisition Funds Account for payment of interest on the Senior Secured Debt and other corporate purposes.  On April 1, 2009, $2,000,000 was released from the Acquisition Funds Account to prepay part of the Senior Secured Note, in exchange for a reduction of $2,195,000 of the principal of the Senior Secured Note.  On May 7, 2009, $270,000 was released from the Acquisition Funds Account to pay for general and administrative costs, leaving a balance in the Acquisition Funds Account of $129,931.

4.  Property and Equipment

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

We recognized an impairment expense of $1,842,510 in the first quarter of 2009 because the recorded cost of our oil and gas properties exceeded the full cost ceiling.

5.  Earnings (Loss) Per Common Share

Basic (loss) per common share is calculated by dividing net (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share considers the dilutive effect of the average number of common stock equivalents, consisting of the Company’s common stock options and warrants, that were outstanding during the period.   For the three month ended March 31, 2009, a net loss of $4,333,751 was incurred. Therefore, consideration of common stock equivalents in the calculation of the weighted average number of shares outstanding was not applicable because the effect would have been anti-dilutive.

For purposes of calculating the weighted average number of shares of common stock outstanding and earnings (loss) per share data, the number of common shares issued by the Company in the Securities Exchange transaction is deemed to be included in the number of common shares of the Company outstanding during the interim period.

6.  Stock Based Compensation

Concurrent with the consummation of the Securities Exchange, the Company adopted the 2007 River Capital Group, Inc. Non-Qualified Stock Option Plan (the “2007 Stock Option Plan”) to provide for the issuance of stock options as compensation to key employees, officers and non-employee directors. Immediately upon adoption, options to purchase 5,140,359 shares of common stock were issued to management employees of the Company pursuant to the 2007 Stock Option Plan. All of these options were forfeited on June 23, 2008 as discussed below.

In accordance with Statement of Financial Accounting Standard No. 123, the Company determines the value of the stock-based compensation granted to its employees by use of a Black-Scholes valuation model. That value is recognized as stock compensation expense over the expected life of the underlying options. Total stock-based compensation expense recognized for the three months ended March 31, 2009 was $454,734.

Stock Options:   Stock options issued to employees under the 2007 Stock Option Plan vest incrementally over a period of three years and have a ten-year life. On February 14, 2008, a total of 5,140,359 common stock options were issued. These options had exercise prices that ranged from $.332 to $.453 per share, and were scheduled to expire in February 2018.  These options were forfeited on June 23, 2008, when the then management team resigned from the Company. A new management team was employed on June 23, 2008, and a total of 2,459,087 new common stock options were issued to the initial two members of the management team with an additional 1,141,719 new common stock options issued to the new member of the management team whose start date commenced July 1, 2008, who also received an additional 30,000 new common stock options in exchange for a four-month deferral of salary.  These options have exercise prices that range from $1.35 to $2.025 per share and will expire in June 2018.

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2008	3,630,806	$1.707	9.5	-
Exercised	-	-	-	-
Outstanding at March 31, 2009	3,630,806	$1.707	9.5	-
Exercisable at March 31, 2009	30,000	$1.35	5.0	-

Effective as of March 31, 2009, the Company adopted the 2008 Sonterra Resources, Inc. Equity Compensation Plan (“2008 Equity Compensation Plan”). Under the 2008 Equity Compensation Plan, no employee participant may receive options to purchase more than 400,000 shares of common stock in any given year, the total number of options awarded to all employee participants shall not exceed 1,300,000 in any given year, and a maximum of 3,000,000 options may be awarded. The 3,000,000 options available under the 2008 Equity Compensation Plan are in addition to a maximum of 5,140,165 options available under the 2007 Stock Option Plan. Equity compensation is intended to qualify as performance-based compensation under Section 162(m) of the Code. The Corporate Compensation and Nominating Committee has reviewed and discussed with the Company the 2008 Equity Compensation Plan as well as the Company’s overall incentive-driven compensation philosophy.  No options have been awarded under the 2008 Equity Compensation Plan.

The following warrants are outstanding as of March 31, 2009:

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

7.  Debt

At March 31, 2009 and December 31, 2008, debt consisted of the following:

	March 31, 2009	December 31, 2008
Note payable to bank, interest rate of 8.75%, interest payable monthly, principal due July 2009, secured by trucks and vehicles owned by NTDS.	$150,000	$150,000
Senior Secured Note, net of unamortized discount of $1,634,835, interest payable quarterly, principal amortized monthly over 28 months beginning August 31, 2009, secured by oil and gas properties.	7,240,165	7,109,533
Marquis Subordinated Note, net of unamortized discount of $7,614,837, interest payable quarterly, 25% of principal due November 13, 2011 and 75% of principal due on November 13, 2012, secured by drilling rigs, owed by NTDS	1,825,163	1,281,852
Longview Subordinated Note – Related party, interest rate of 11%, interest payable quarterly, 25% of principal due November 13, 2011 and 75% of principal due on November 13, 2012 secured by oil and gas properties after retirement of Senior Secured Note	2,210,551	2,210,551
Subordinated note payable to related party, interest rate of 8%, compounded annually, all principal and interest payments will be deferred until repayment of any senior and subordinated debt	83,160	83,160
Total debt	11,509,039	10,835,096

Less: current portion	(1,735,822)	(1,735,822)
Long-term portion	$9,773,217	$9,099,274

8.  Recent Accounting Pronouncements

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

FASB Statement of Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"): SFAS 161, issued in March 2008, requires new and expanded disclosures regarding hedging activities. These disclosures include, but are not limited to, a tabular presentation of derivative data; financial statement presentation of fair values on a gross basis, including those that currently qualify for netting under FASB Interpretation No. 39; and, a specific footnote narrative regarding how and why derivatives are used. The disclosures are required in all interim and annual reports. SFAS 161 is effective for fiscal and interim periods beginning after November 15, 2008. The Company is not currently engaged in any hedging activities and thus does not expect the application of SFAS 161 to impact its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q quarterly report of the Company for the three months ended March 31, 2009, may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Additionally, the following discussion regarding the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the financial statements for the fiscal year ended December 31, 2008, as set forth in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission on May 8, 2009.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 3 to the Financial Statements of the Company’s Form 10-K. Certain of these policies are of particular importance to the portrayal of our financial position and results of operations, and require the application of significant judgment by management. We analyze our estimates, including those related to reserves, depletion and impairment of oil and gas properties, and the ultimate utilization of the deferred tax asset, and base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements subsequent to the Securities Exchange.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  The Company believes certain significant accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.  We believe the following accounting policies to be critical to our operations:

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

Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that would require us to record an impairment of the recorded book values associated with oil and gas properties.  We have recognized impairments in both for 2009 and 2008 and there can be no assurance that impairments will not be required in the future.

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

Impairment of Oil & Gas Properties and Other Property & Equipment.  We review our long-term assets and oil and gas properties for impairment at least annually and whenever events and circumstances indicate a decline in the recoverability of their carrying value.  We estimate the expected future cash flows of our oil and gas properties and compare such future cash flows to the carrying amount of the properties to determine if the carrying amount is recoverable.  If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to their fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarified the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attributed to a tax position taken or expected to be taken in a tax return. FIN 48 prescribes how a company should recognize, measure, present, and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns.  FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date.

General Overview of Operations and Current Developments

Our oil and gas assets consist of certain oil and gas properties and related assets that we acquired in August 2007 from Cinco Natural Resources Corporation ("Cinco") and Flash Gas & Oil Southwest, Inc. ("Flash") in two separate transactions for an aggregate amount of approximately $5.9 million. Our wholly owned subsidiary, Sonterra Operating, Inc., is the named operator of our oil and gas properties, which are located in Matagorda Bay in Texas State Waters lying offshore of the Texas coastal counties of Calhoun and Matagorda. In the Cinco acquisition, for approximately $5.0 million, we purchased 60% of the interests held by Cinco in the Texas State Tract 150 Wells No. 1 and No. 2 located in Matagorda Bay, Texas, as well as a 320-acre oil and gas lease related to those wells and certain other leases covering approximately 3,200 additional acres located in Matagorda Bay. In the Flash acquisition, for approximately $1.2 million cash, we purchased all of the interests held by Flash in the Texas State Tract 150 Wells No. 1 and No. 2 as well as a seven-mile pipeline connecting the wells to the Keller Bay onshore facility located in Calhoun County, Texas. As discussed below, the Texas State Tract 150 Well No. 2 has been shut-in as a result of sand production and the Texas State Tract 150 Well No. 1 only produced marginally in the 3rd quarter of 2008.

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

The Company commenced the drilling of the Matagorda Bay State Tract 127 No. 1 Unit Well #1 (“State Tract 127-1 Unit Well”) at the end of the second quarter of 2008. The State Tract 127-1 Unit Well is the initial well in the Sydney/150 Deep Prospect, the first of the four exploratory prospects in the Matagorda Bay 150 Field that have currently been identified as being prospective of oil and gas at depths of between 8,500 feet and 12,000 feet total vertical depth (TVD). The Company and South Texas Oil & Gas, (“South Texas”) agreed that South Texas would acquire 70% of the Company’s working interest, subject to a 25% reversionary interest after payout, in the State Tract 127-1 Unit Well.  The Company subsequently sold a 10% working interest to Vinland Energy Capital I LLP on a promoted basis, including a 10% proportionate share of the associated leasehold and geological and geophysical costs, and the Company and South Texas subsequently entered into an amendment to the Matagorda Bay Contract Operating Agreement to effectuate a 50%/50% split of the 10% working interest sold to Vinland. The net result of the above transactions resulted in the Company having approximately a 3.56% working interest before casing point, a 7.03% working interest after casing point, and an 11.36% working interest with corresponding net revenue interests of 5.11%, 5.11%, and 8.27%, respectively, after all well payout scenarios occur under various participation agreements and related documentation. The State Tract 127-1 Unit Well reached total depth of 12,464 feet in late August 2008 and was cased, cemented, logged, and temporarily suspended. Results of the logs indicate the well encountered productive pay in the Bol Mex and Nodasaria #1 formations at depths between 8,500 feet and 11,700 feet. The attempted completion in the Nodasaria #2 formation encountered water with no hydrocarbons.  The Nodasaria #1 formation was tested and found hydrocarbons, but tests were terminated because formation sand plugged the wellbore.  During the second quarter of 2009, the Company plans to run a through-tubing gravel pack to avoid sand accumulation and to commence production from the Nodasaria #1 formation by laying a gathering line to our 7-mile pipeline.

The State Tract 150 Well No. 1 produced sporadically a few days a month throughout most of the first three quarters of 2008, but also produced increasing volumes of water and was shut-in in 2008.  The State Tract 150-1 ST #1 Well, a side track development well, was commenced in November 2008. Diagnostic well analysis indicated multiple gas and condensate pay zones in the Bol Mex Formation at depths between 9,300 feet and 10,000 feet so we cased, cemented, and tested 785 thousand cubic feet per day (MCF/day) of gas and 120 barrels/day of condensate at a flowing tubing pressure of 3,600 PSI on an 8/64 inch choke in a late December 2008 production test at 9,950 feet. The State Tract 150-1 ST #1 subsequently encountered water from an up hole formation so we abandoned the zone we had tested and then attempted to recomplete up hole, where we again encountered water and sand along with as much as 563 MCF/day and 2.1 barrels/day of condensate before this zone was also shut in.  Further testing and further remedial work is expected to commence in the second or third quarter of 2009.

Revenues. During the three months ended March 31, 2009 and 2008, we reported total revenues of $75 and $199,063, respectively, primarily from oil and gas sales.  The Matagorda Bay State Tract 150 #1 well ceased to produce in November 2008.  The well was subsequently sidetracked, State Tract 150-1 ST #1, but has not returned to production.  Additional testing and futher remedial work is expected to commence in the second or third quarter of 2009.

Lease Operating Expenses. During the three months ended March 31, 2009 and 2008, our lease operating expenses were $61,697 and $300,958, respectively.  Normal field monitoring and compliance visits were the most significant expense incurred.  No other unusual operating expenses were incurred during the period.

Impairment on Oil & Natural Gas Properties.   During the three months ended March 31, 2009, we recognized impairment on oil & natural gas properties of $1,842,510 based on the full cost ceiling tests.  Oil and natural gas prices used in impairment valuation were $48.10/barrel and $3.84/mcf.  The company did not recognize an impairment charge in the three months ended March 31, 2008.

General and Administrative Expense.  General and administrative expenses for the three months ended March 31, 2009 and 2008 were $913,706 and $982,155, respectively.  Non-cash stock compensation expenses for the three months March 31, 2009 and 2008 were $454,734 and $555,000, respectively.  Stock compensation expenses related to the prior management team were reversed in the 2nd quarter of 2008. All non-cash stock compensation expense in 2009 relate to the common stock options of the current management.

For the three months ended March 31, 2009, the company recorded a reserve for doubtful accounts of $119,630, primarily related to two outstanding drilling rig invoices.  Liens have been filed on the two wells.

Total payroll for the period ending March 31, 2009 was $161,235. The Company’s corporate structure is to maintain as few employees as needed and to outsource all administrative functions.  Currently, we used PetroAcct L.P. for contract accounting services; Hein & Associates LLP for audit and tax services; and Thompson and Knight LLP and Duane Morris LLP for legal services.  Collectively, the combined expenses for the quarter were $97,988.

Other (Expense).  During the three months ended March 31, 2009, we had other expenses of $1,365,526, consisting of interest expense, including accretion of debt discounts, in the amount of $1,328,749 and debt issuance costs amortization of $36,777. During the three months ended March 31, 2008, we had other expenses of $87,594 consisting of interest expense in the amount of $70,593 and debt issuance costs amortization of $17,001.

Financial Condition

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations; however, neither of our two wells in the Matagorda Bay 150 Field was producing at December 31, 2008 or as of March 31, 2009.  In addition, all of our NTDS drilling rigs are currently stacked and have not been utilized in 2009 thus far. While we now expect to bring both the State Tract 127-1 Unit Well and the State Tract 150-1 ST #1 Well on line to begin producing natural gas in the third quarter of 2009, there is no assurance that we will not encounter further difficulties with formation sand accumulation and/or excessive water production that would further delay production or render further operations to bring production cost prohibitive at current oil and gas commodity prices.  The documentation executed in connection with the Financial Restructuring significantly restricts our ability to incur indebtedness without seeking subordination from Marquis and Longview. If Marquis is unwilling to waive or modify such conditions or subordinate the notes to allow us to obtain project financing for future acquisitions, the Company would likely be unable to raise the funds required to make acquisitions in the future.

The Company believes that we will have sufficient sources of capital through access to fund our operations for the next twelve months if we are able to commence production at the expected rates from the aforementioned wells in the Matagorda Bay 150 Field, generate revenue from our NTDS subsidiary, and/or consummate an acquisition of producing properties, including but not limited to the acquisition of producing properties in the Appalachian Basin contemplated in the letter of intent we signed on April 13, 2009. Our future funding requirements will depend on numerous factors, including ongoing costs associated with investigating and acquiring potential oil and gas prospects, exploration and other development costs of acquired oil and gas leases, and general administrative and operating expenses.

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

On March 30, 2009, $700,000 of the Acquisition Funds was released from the Acquisition Funds Account for payment of interest on the Senior Secured Debt and other corporate purposes.  On April 1, 2009, $2,000,000 of the Acquisition Funds were released to prepay part of the Senior Secured Note, in exchange for a reduction of $2,195,000 of the principal of the Senior Secured Note.  On May 7, 2009, $270,000 of the Acquisition Funds were released to pay for general and administrative costs, leaving a balance in the Acquisition Funds Account of $129,931.

On April 13, 2009, the Company executed a letter of intent to acquire certain producing properties in southern West Virginia pursuant to the Company’s Appalachian Basin acquisition strategy in exchange for approximately $2,702,063 in cash, payable in three annual installments; the assumption of the balance of a $1,700,541 loan (estimated to be $1,500,000); and other consideration as detailed in the letter of intent incorporated by reference hereto.

Senior Secured Notes and Subordinated Notes

On November 13, 2008, the Company restructured its financing arrangements (“Financial Restructuring”) by entering into two transactions, as more fully discussed in “Item 1. Financial Statements—Note 1.  Basis of Presentation”.  Under the first transaction, the Company entered into a Securities Exchange Agreement (the “New Securities Exchange Agreement”) with The Longview Fund, L.P. (“Longview”) and Longview Marquis Master Fund, L.P. (“Marquis”) under which Marquis acquired a warrant (the “Marquis Warrant”) to acquire (a)(i) 1,000,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), subject to adjustment, at an initial exercise price per share of $0.01, (ii) and an unsecured subordinated promissory note in the original aggregate principal amount of $9,440,000 (the “Marquis Subordinated Note”), bearing interest at 11% per annum; and Longview acquired (b)(i) an unsecured promissory note in the original aggregate principal amount of $2,210,551 (the “Longview Subordinated Note”), bearing interest at 11% per annum, and (ii) $1,000,000 in cash as principal repayment of the Old Notes described below.

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

The descriptions of the above agreements are qualified in each case, in their entirety, by reference to the complete texts of such agreements, which have previously been filed with the SEC.

Other Notes

As part of the acquisition of the Velocity entities, the Company assumed a $75,000 promissory note, plus accrued interest of $8,160, payable to our President and Chief Executive Officer, which bears interest at 8%, compounded annually (“Vandenberg Note”).  The Vandenberg Note has been subordinated to the Senior Secured Note, the Marquis Subordinated Note, and the Longview Subordinated Note.

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

The State Tract 150-1 ST #1 Well, a side track development well, was commenced in November 2008. Diagnostic well analysis indicated multiple gas and condensate pay zones in the Bol Mex Formation at depths between 9,300 feet and 10,000 feet so we cased, cemented, and tested 785 thousand cubic feet per day (MCF/day) of gas and 120 barrels/day of condensate at a flowing tubing pressure of 3,600 PSI on an 8/64 inch choke in a late December 2008 production test at 9,950 feet. The State Tract 150-1 ST #1 subsequently encountered water from an up hole formation so we abandoned the zone we had tested and then attempted to recomplete up hole, where we again encountered water and sand along with as much as 563 MCF/day and 2.1 barrels/day of condensate before this zone was also shut in.  Further testing and wire line work to determine any future remedial work is expected to commence in the second or third quarter of 2009.  The capital required for this evaluation work is estimated to be $10,000, net to our interest.

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

An evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008, due to a material weakness regarding timely filing as reported in Management’s Annual Report on Internal Control Over Financial Reporting, as of December 31, 2008.

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

10.2	2008 Sonterra Resources, Inc. Equity Compensation Plan, dated effective as of March 31, 2009 (Incorporated by reference to Exhibit 10.29 of our Annual Report on Form 10-K filed on May 8, 2009).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1
Joint Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 20, 2009

VELOCITY ENERGY INC.

By:	/s/ Donald J. Sebastian
Donald J. Sebastian
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

10.1
Letter of Intent, dated as of April 13, 2008, between and among Velocity Energy Partners LP and Classic Oil & Gas Resources, Inc., and its Selling Shareholders, William W. Kelly, Jr. and Alvin Kirk (Incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on April 17, 2009).

10.2	2008 Sonterra Resources, Inc. Equity Compensation Plan, dated effective as of March 31, 2009 (Incorporated by reference to Exhibit 10.29 of our Annual Report on Form 10-K filed on May 8, 2009).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1
Joint Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.