Form 10-Q
period 2009-06-30
Velocity Energy Inc.
filed 2009-08-14
CIK 1104594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________.

Commission File Number: 000-29463

VELOCITY ENERGY INC.
 (Exact Name of Registrant as Specified in Its Charter)

Delaware		51-0392750
(State or Other Jurisdiction of		(I.R.S. Employer Identification No.)
Incorporation or Organization)
523 N. Sam Houston Pkwy. E. Suite 175 Houston, Texas 77060 (Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (713) 741-0610

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   ☒     NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☐    NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer” and "smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   ☐     NO  ☒

As of August 14, 2009, the Registrant had 6,347,359 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
VELOCITY ENERGY INC.
Unaudited Consolidated Balance Sheets
	June 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$43,408	$194,826
Restricted cash	1,629,931	3,699,931
Accounts receivable, net of $103,628 reserved for doubtful accounts	31,400	437,281
Advances to operators	161,124	1,077,775
Prepaid expenses	5,007	72,214
Total current assets	1,870,870	5,482,027

Property and Equipment
Oil and gas properties, full cost method
Unproved properties	698,549	675,646
Proved properties	6,689,313	5,199,116
Pipelines and facilities	778,418	778,418
Total oil and gas properties	8,166,280	6,653,180
Less accumulated depreciation, depletion and amortization	(3,914,441)	(2,056,397)
	4,251,839	4,596,783
Other property and equipment, net of accumulated depreciation of $106,044 at June 30, 2009 and $19,974 at December 31, 2008	1,840,562	1,925,611
Total property and equipment, net	6,092,401	6,522,394

Debt issuance costs, net of accumulated amortization of $153,926 at June 30, 2009 and $86,432 at December 31, 2008	308,983	461,380

Total Assets	$8,272,254	$12,465,801

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable, trade	$838,456	$969,725
Other payables and accrued liabilities	479,553	610,864
Participant advances	-	966
Current maturities of debt, net of discounts of $8,575,729 at June 30, 2009 and $-0- at December 31, 2008	11,634,857	1,735,822
Interest payable	1,064,226	183,612
Total current liabilities	14,017,092	3,500,989

Noncurrent Liabilities
Long-term debt, net of discounts of $9,923,615 at December 31, 2008	-	6,888,723
Long-term debt – related party	-	2,210,551
Asset retirement obligation	130,523	128,443
Total noncurrent liabilities	130,523	9,227,717

Shareholders' Deficit
Common stock, par value $0.001 per share, authorized 50,000,000 shares, issued and outstanding 26,347,359 and 21,846,559 shares	26,351	26,351
Treasury stock	-	-
Additional paid-in capital	8,122,285	7,223,851
Accumulated deficit	(14,023,997)	(7,513,107)
Total shareholders' deficit	(5,875,361)	(262,905)

Total Liabilities and Shareholders' Deficit	$8,272,254	$12,465,801

See notes to consolidated financial statements.

VELOCITY ENERGY INC.
Consolidated Statements of Operations

	For the three months ending June 30,		For the six months ending June 30,
	2009	2008	2009	2008

Revenues
Oil and gas sales	$-	$122,390	$-	$238,149
Gas gathering operations	-	202,976	75	286,283
Total revenues	-	325,366	75	524,429

Costs and Expenses
Lease operating expenses	22,469	155,024	84,167	458,982
Production taxes	-	10,271	-	18,418
Drilling rig expenses	29,478	-	139,378	-
Depreciation, depletion and amortization	50,115	58,784	100,582	124,568
Impairment on oil & natural gas properties	-	-	1,842,510	-
Accretion on asset retirement obligation	1,061	2,854	2,080	6,594
General and administrative	804,451	87,325	1,718,157	1,069,480
Total costs and expenses	907,574	317,258	3,886,874	1,678,042

Income(Loss) from Operations	(907,574)	8,108	(3,886,799)	(1,153,613)

Other Expense
Interest expense	(1,229,516)	(69,648)	(2,558,265)	(140,241)
Debt issuance cost amortization	(29,048)	(10,326)	(65,826)	(27,327)
Other expense	(1,258,564)	(79,974)	(2,624,091)	(167,568)

Net Loss	$(2,166,138)	$(71,866)	$(6,510,890)	$(1,321,181)

Loss Per Common Share:
Basic	$(.08)	$(.003)	$(0.25)	$(0.05)
Diluted	$(.08)	$(.003)	$(0.25)	$(0.05)

Weighted average number of common shares outstanding:
Basic	26,267,359	26,347,359	26,267,359	26,347,359
Diluted	26,267,359	26,347,359	26,267,359	26,347,359

See notes to consolidated financial statements.

VELOCITY ENERGY INC.
Consolidated Statements of Cash Flows

	For the six months ending,
	June 30, 2009	June 30, 2008

Operating Activities
Net income (loss)	$(6,510,890)	$(1,321,181)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	100,582	124,568
Accretion on asset retirement obligation	2,080	6,594
Debt issuance costs amortization	65,825	27,327
Non-cash compensation expense	898,524	30,433
Accretion of discounted value of notes	1,386,334	-
Impairment on oil & gas properties	1,842,510	-
Changes in operating assets and liabilities:
Accounts receivable	405,881	2,549,034
Prepaid expenses	983,858	75,583
Debt Issuance Costs		(95,000)
Accounts payable and accrued liabilities	(262,581)	(2,596,599)
Accounts payable acquired in acquisition of Sonterra Resources, Inc., net		(642,308)
Participant advances received	(966)	(947,528)
Interest payable	880,614)	(199,845)
Net cash used in operating activities	(208,229)	(2,988,922)

Investing Activities
Reduction in Restricted Cash	2,070,000	-
Purchases and development of oil and gas properties	(1,513,189)	(17,958)
Proceeds from sale of oil and gas properties	-	162,000
Change in other property and equipment	-	28,154
Net cash provided by investing activities	556,811	172,196

Financing Activities
Proceeds from issuance of long term debt	1,500,000	1,000,000
Payment on long-term debt	(2,000,000)
Net cash provided (used) from financing activities	(500,000)	1,000,000

Net Decrease in Cash and Equivalents	(151,418)	(1,816,726)

Cash and cash equivalents at beginning of period	194,826	2,195,899

Cash and Cash Equivalents at End of Period	$43,408	$379,173

See notes to consolidated financial statements.

VELOCITY ENERGY INC.
Notes to Unaudited Consolidated Financial Statements
Period Ended June 30, 2009

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

The Company was originally incorporated in Florida effective as of June 17, 1997, as Permastoprust International, Inc. and subsequently changed its name to Greystone Credit Inc. on June 30, 1999. The current publicly traded entity was incorporated in Delaware under the name whOOdoo.com, inc. on July 1, 1999. On August 4, 1999, Greystone Credit Inc. acquired whOOdoo.com, inc. in a share exchange, resulting in the Company’s state of incorporation being changed to Delaware and the name of the Company becoming whOOdoo.com, inc.  On July 17, 2000, the name of the Company was changed to Ballistic Ventures, Inc. On June 5, 2004, the name of the Company was changed to River Capital Group, Inc. (“River Capital”). River Capital intended to establish and grow a core reinsurance business through two entities incorporated in Barbados, RCHL and River Re, but was unable to raise equity or debt capital and River Capital abandoned its efforts to establish a reinsurance business. These businesses of RCHL and River Re are dormant, and the Company has reached an agreement to divest both RCHL and River Re in the third quarter of 2009. Following the closing of the Securities Exchange in February 2008 discussed below, the name of the Company was changed to Sonterra Resources, Inc., and the Company emerged from shell company status as an oil and gas exploration and production company. On March 4, 2009, the name of the Company was changed to Velocity Energy Inc.

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

On November 13, 2008, the Company restructured its financing arrangements (“Financial Restructuring”) by entering into two transactions with its lenders.  Under the first transaction, the Company entered into a Securities Exchange Agreement (the “New Securities Exchange Agreement”) with The Longview Fund, L.P. (“Longview”) and Longview Marquis Master Fund, L.P. (“Marquis”) under which Marquis acquired a warrant (the “Marquis Warrant”) to acquire (a)(i) 1,000,000 shares of the Company’s common stock, par value $0.001 per share, subject to adjustment, at an initial exercise price per share of $0.01, and (ii) an unsecured subordinated promissory note in the original aggregate principal amount of $9,440,000 (the “Marquis Subordinated Note”), bearing interest at 11% per annum; and Longview acquired (b)(i) an unsecured promissory note in the original aggregate principal amount of $2,210,551 (the “Longview Subordinated Note”), bearing interest at 11% per annum, and (ii) $1,000,000 in cash as principal repayment of the Old Notes described below.

As part of the consideration to the Company under the New Securities Exchange Agreement, Longview agreed to surrender to the Company warrants to acquire 3,000,000 shares of the Company’s common stock at an exercise price of $0.30210709 per share (out of  that certain Warrant to Purchase Common Stock dated February 14, 2008 to acquire up to 4,958,678 shares of the Company’s common stock that Longview held prior to such transaction) (the “Old Longview Warrant”), and Longview surrendered to the Company the following notes payable by the Company in the aggregate outstanding principal amount of $3,000,000 (collectively, the “Old Notes”): (i) that certain Amended and Restated Senior Secured Note dated February 14, 2008 (amended and restated May 16, 2008); and (ii) that certain Senior Secured Note dated May 22, 2008.

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

Contemporaneously with the closing of the New Securities Exchange Agreement, the Company entered into a second transaction pursuant to a Securities Purchase Agreement between the Company and Marquis (the “Marquis Securities Purchase Agreement”).  Under the Marquis Securities Purchase Agreement, the Company issued and sold to Marquis, and Marquis purchased from the Company, for consideration of $8,075,000, a senior secured promissory note in the principal amount of $8,875,000, bearing interest at 13% per annum, subject to certain adjustments (the “Senior Secured Note”), and a warrant to acquire 1,050,000 shares of common stock at an initial exercise price of $0.01 per share.  As additional consideration under the Securities Purchase Agreement, the Company also granted Marquis a limited conveyance of overriding royalty interests (the “Overrides”) of 3% of the Company’s interest in the hydrocarbon production from all of the Company’s (i) current oil and gas properties (the “3% ORRI”) and (ii) oil and gas properties acquired in the future with $5,000,000 of proceeds from the sale of the Senior Secured Note, which sum has been deposited in the Acquisition Fund Account.  The proceeds from the Securities Purchase Agreement were used in part to pay $1,000,000 of principal under the existing indebtedness owed to Longview pursuant to the Old Notes, to fund the Company’s share of the completion costs of the State Tract 127-1 Unit and drilling and completion cost of the State Tract 150-1 ST #1 Well, and for general corporate purposes.

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The significant accounting policies followed by the Company are described in Note 3 to the audited consolidated financial statements for the year ended December 31, 2008.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company experienced a net loss of $6.3 million for the year ended December 31, 2008, a net loss of $4.3 million in the first quarter of 2009, and a net loss of $2.2 million in the second quarter of 2009.  Furthermore, the Company has $20.2 million in debt, maturity value, plus associated interest obligations, and virtually no current source of revenue.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is pursuing acquisitions of producing properties in the Appalachian Basin.  The management team has met with numerous providers of both debt and equity, and is currently evaluating several potential acquisition targets.  If successful with our Appalachian Basin acquisition strategy, the Company expects to acquire a steady revenue stream from long-lived assets.  On April 13, 2009, the Company executed a letter of intent to acquire certain producing properties in southern West Virginia pursuant to the Company’s Appalachian Basin acquisition strategy, but did not consummate this acquisition in the second quarter of 2009 as anticipated.  The Company remains in discussions with respect to that acquisition and other opportunities in the Appalachian Basin.

3.	Restricted Cash

As part of the Financial Restructuring in November 2008, the Company established a special controlled access account at Sterling Bank (“Acquisition Funds Account”), which was intended to be used primarily for acquisitions or as otherwise agreed by the Company and Summerline, the asset management company representing Marquis, as Collateral Agent. The balance of the Acquisitions Fund Account at December 31, 2008 was approximately $3.7 million.  To access the funds (the “Acquisition Funds”), both the Company and Summerline, the asset management company representing Marquis, have to agree on the use of such funds and must submit written authorization to Sterling Bank to release these funds.

On December 4, 2008, the Company, Marquis, and Summerline entered into a letter agreement whereby such parties agreed to release up to $1,300,000 of the Acquisition Funds for payment directly to STO Operating Company (or another third party) for operations related to the wellbore located at State Tract 150-1 ST #1 Well.  On December 8, 2008, $927,346 of the Acquisition Funds was released from the Acquisition Funds Account for payment of drilling costs of the State Tract 150-1 ST #1 Well.  Contemporaneously, the Company delivered to Marquis an additional conveyance of an overriding royalty interest of 7% (the “New ORRI”) of the Applicable Percentage (as defined in the New ORRI) of the oil, gas, and other minerals in, under and that may be produced from the State Tract 150-1 ST #1 Well.  When Marquis receives $250,000 from the proceeds of the sale of the production of oil, gas and other minerals attributable to the New ORRI, the New ORRI will be reduced to 3% of the Applicable Percentage.  The New ORRI is in addition to, and not in lieu, of the 3% ORRI with respect to the oil and gas leases upon which the State Tract 150-1 ST #1 Well is located.  The balance of $1,300,000 of the Acquisition Funds, being $372,654, was used primarily for completion costs of the State Tract 150-1 ST #1 Well, as well as for miscellaneous costs related to the Financial Restructuring in the first quarter of 2009.

On March 30, 2009, $700,000 was released from the Acquisition Funds Account for payment of interest on the Senior Secured Debt and other corporate purposes.  On April 1, 2009, the Company made an optional prepayment on the Senior Secured Note in the amount of $2,000,000, at which time the outstanding principal amount of the Senior Secured Note was reduced by $2,195,000.  On May 7, 2009, $270,000 was released from the Acquisition Funds Account to pay for general and administrative costs, leaving a balance in the Acquisition Funds Account of $129,931.

On May 29, 2009, at which time the outstanding principal of the Senior Secured Note was $6,682,500, Marquis and Summerview Marquis Fund, L.P. ("Summerview") entered into a letter agreement whereby Marquis transferred to Summerview a portion of the Senior Secured Note in the principal amount of $1,679,842, including all of Marquis' right, title and interest with respect to the transferred portion of the Senior Secured Note, and Summerview agreed to be bound by all of the terms and conditions of the Securities Purchase Agreement. Marquis continued to hold a note in the principal amount of $6,647,127, which represented the portion of the Senior Secured Note (the "Marquis Secured Note") remaining after the transfer of the portion to Summerview.

On June 17, 2009, the Company, Marquis, Summerview and certain subsidiaries of the Company entered into an Amendment Agreement which amends the Marquis Secured Note (the "Amendment"). Pursuant to the Amendment, Marquis paid the Company $1,500,000 (the "Additional Payment"), and in consideration therefore, the principal amount of the Marquis Senior Secured Note was increased by $1,644,375. The Company has issued and delivered to Marquis a note in the same form as the Senior Secured Note for the new principal amount of $6,647,127. The proceeds of the Additional Payment are expected to be used primarily to fund an Agreed Acquisition as defined in Section 4(d) of the Securities Purchase Agreement. The terms and conditions of the Summerview Secured Note are not amended as a result of or in connection with the amendment to the Marquis Secured Note pursuant to the Amendment.  As a result of the Additional Payment, the balance in the Acquisition Funds Account of June 30, 2009 was $1,629,931.

Subsequent to June 30, 2009, $100,000 and $125,000 of the Acquisition Funds were released on July 6, 2009 and July 28, 2009, respectively, to pay for general and administrative expenses, leaving a current balance in the Acquisition Funds Account of $1,404,931.

The foregoing discussion of the Amendment is qualified in its entirety by reference to the Amendment, a copy of which was filed as Exhibit 10.1 to the Form 8-K/A filed on June 22, 2009, and is incorporated into this Item 1.01 by reference.

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

2)	plus the cost of properties not being amortized;

3)	plus the lower cost of estimated fair value of unproven properties included in the costs being amortized; and

4)	less income tax effects related to the differences between the book and tax basis of the properties.

We did not recognize any impairment expense in the second quarter of 2009 compared to the first quarter charge of $1,842,510.

5.	Earnings (Loss) Per Common Share

Basic loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share considers the dilutive effect of the average number of common stock equivalents, consisting of the Company’s common stock options and warrants, that were outstanding during the period.  For the three and six months ended June 30, 2009, a net loss of $2,166,138 and $6,510,890, respectively, was incurred. Therefore, consideration of common stock equivalents in the calculation of the weighted average number of shares outstanding was not applicable because the effect would have been anti-dilutive.

For purposes of calculating the weighted average number of shares of common stock outstanding and earnings (loss) per share data, the number of common shares issued by the Company in the Securities Exchange transaction is deemed to be included in the number of common shares of the Company outstanding during the interim period.

6.	Stock Based Compensation

Concurrent with the consummation of the Securities Exchange, the Company adopted the 2007 River Capital Group, Inc, Non-Qualified Stock Option Plan (the “2007 Stock Option Plan”) to provide for the issuance of stock options as compensation to key employees, officers and non-employee directors.

Stock options issued to employees under the 2007 Stock Option Plan vest incrementally over a period of three years and have a ten-year life. On February 14, 2008, a total of 5,140,359 common stock options were issued. These options had exercise prices that ranged from $0.332 to $0.453 per share, and were scheduled to expire in February 2018.  These options were forfeited on June 23, 2008, when the then management team resigned from the Company. A new management team was employed on June 23, 2008, and a total of 2,459,087 new common stock options were issued to the initial two members of the management team. An additional 1,141,719 new common stock options were issued to the third member of the management team whose start date commenced July 1, 2008, and this third member also received an additional 30,000 new common stock options in exchange for a four-month deferral of salary.  These options have exercise prices that range from $1.35 to $2.025 per share and will expire in June 2018.

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2009	3,630,806	$1.707	9.5	$-
Exercised	-	-	-	$-
Exercisable at June 30, 2009	30,000	$1.35	5.0	$-

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

In accordance with Statement of Financial Accounting Standard No. 123, the Company determines the value of the stock-based compensation granted to its employees by use of a Black-Scholes valuation model. That value is recognized as stock compensation expense over the expected life of the underlying options. Total stock-based compensation expense recognized for the three and six months ended June 30, 2009 was $454,734 and $898,524, respectively.

The following warrants are outstanding as of June 30, 2009:

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

7.   Debt

At June 30, 2009 and December 31, 2008, debt consisted of the following:

	June 30, 2009	December 31, 2008
Note payable to bank, interest rate of 8.75%, interest payable monthly, principal due July 2009, secured by trucks and vehicles owned by NTDS.	$150,000	$150,000
Marquis Senior Secured Note, net of unamortized discount of $990,687, interest rate of 13%, interest payable quarterly, principal amortized monthly over 28 months beginning August 31, 2009, secured by oil and gas properties.	5,656,440	7,109,533
Summerview Senior Secured Note, net of unamortized discount of $250,350, interest rate of 13%, interest payable quarterly, principal amortized monthly over 28 months beginning August 31, 2009, secured by oil and gas properties.	1,429,398	-
Marquis Subordinated Note, net of unamortized discount of $7,334,692, interest rate of 11%, interest payable quarterly, 25% of principal due November 13, 2011 and 75% of principal due on November 13, 2012, secured by drilling rigs, owed by NTDS	2,105,308	1,281,852
Longview Subordinated Note – Related party, interest rate of 11%, interest payable quarterly, 25% of principal due November 13, 2011 and 75% of principal due on November 13, 2012 secured by oil and gas properties after retirement of Senior Secured Note	2,210,551	2,210,551
Subordinated note payable to related party, interest rate of 8%, compounded annually, all principal and interest payments will be deferred until repayment of any senior and subordinated debt	83,160	83,160
Total current debt	11,634,857	10,835,096

On May 29, 2009, at which time the outstanding principal of the Senior Secured Note was $6,682,500, Marquis and Summerview Marquis Fund, L.P. ("Summerview") entered into a letter agreement whereby Marquis transferred to Summerview a portion of the Senior Secured Note in the principal amount of $1,679,842, including all of Marquis' right, title and interest with respect to the transferred portion of the Senior Secured Note, and Summerview agreed to be bound by all of the terms and conditions of the Securities Purchase Agreement. Marquis continued to hold a note in the principal amount of $6,647,127, which represented the portion of the Senior Secured Note (the "Marquis Secured Note") remaining after the transfer of the portion to Summerview.

8.	Subsequent Events

On July 27, 2009, the Company and Longview entered into a Share Exchange Agreement, effective as of November 1, 2008 (the “Agreement”), pursuant to which the parties, in part, acknowledged and effectuated their previous understandings and agreements in connection with a financial restructuring of the Company on November 13, 2008, wherein Longview accepted payment of $1,000,000 in exchange for (i) the partial repayment of a senior secured note held by the Longview that was previously issued in connection with a Securities Exchange Agreement dated February 13, 2008 between the Company and the Longview; (ii) the agreement by the Longview to subordinate its remaining indebtedness in the form of  an unsecured subordinated promissory note in the original aggregate principal amount of $2,210,551; and (iii) the cancellation by the Longview of warrants to purchase 3,000,000 shares of Company common stock.

Prior to the Agreement, the Longview held 23,182,876 shares, or 87.99%, of the issued and outstanding shares of the common stock of the Company. Pursuant to the Agreement, Longview exchanged 20,000,000 shares of Company common stock (the “Share Exchange”) for 20,000,000 shares of Series A Convertible Preferred Stock issued by the Company (“Preferred Stock”). Under the Agreement, each share of Preferred Stock is valued at $1.20 per share for an aggregate value of $24,000,000 and is convertible into one share of common stock at a fixed rate of $1.20 per share, which amount is also the Conversion Value and the Liquidation Value as defined in the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed with the Delaware Secretary of State on March 4, 2009, as corrected by the Certificate of Correction filed with the Delaware Secretary of State on April 9, 2009 (the “Certificate of Designation”). The Preferred Stock does not receive dividends and has no voting rights, except as otherwise provided in the Certificate of Designation. The Share Exchange became effective upon the execution of the Agreement, effective as of November 1, 2008, at which time the 20,000,000 shares of common stock were retired concurrently with the issuance of the Preferred Stock.

On July 13, 2009, one of the two rigs in North Texas Drilling Services, Inc. incurred major damages while rigging down.  The damages have been reported to the insurance carrier and appropriate agencies.  The Company is providing a comprehensive damage assessment and like-kind and quality comparative values for determining an insurance claim.  The rig was insured for $375,000, and the Company expects to receive insurance proceeds in excess of $300,000 in the third quarter.

9.   Recent Accounting Pronouncements

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

FASB Statement of Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"): SFAS 161, issued in March 2008, requires new and expanded disclosures regarding hedging activities. These disclosures include, but are not limited to, a tabular presentation of derivative data; financial statement presentation of fair values on a gross basis, including those that currently qualify for netting under FASB Interpretation No. 39; and a specific footnote narrative regarding how and why derivatives are used. The disclosures are required in all interim and annual reports. SFAS 161 is effective for fiscal and interim periods beginning after November 15, 2008. The Company is not currently engaged in any hedging activities and thus does not expect the application of SFAS 161 to impact its consolidated financial statements.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events, which provides guidance on management’s assessment of subsequent events.  Historically, management had relied on U. S. auditing literature for guidance on assessing and disclosing subsequent events.  SFAS No. 165 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity’s financial statements.  SFAS No. 165 clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued.  SFAS No. 165 is effective prospectively for interim and annual financial periods ending after June 15, 2009.  The Company has adopted the provisions of SFAS No. 165 for its reporting period ending June 30, 2009.  The adoption of SFAS No. 165 did not have a material impact of the Company’s financial condition or results of operations.  The Company has evaluated subsequent events up through the date of the filing of this report with the SEC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q quarterly report of the Company for the three months ended June 30, 2009, may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Additionally, the following discussion regarding the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the financial statements for the fiscal year ended December 31, 2008, as set forth in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission on May 8, 2009.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 3 to the Financial Statements of the Company’s Form 10-K for the fiscal year ended December 31, 2008. Certain of these policies are of particular importance to the portrayal of our financial position and results of operations, and require the application of significant judgment by management. We analyze our estimates, including those related to reserves, depletion and impairment of oil and gas properties, and the ultimate utilization of the deferred tax asset, and base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements subsequent to the Securities Exchange.

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

General Overview of Operations and Current Developments

Our oil and gas assets consist of certain oil and gas properties and related assets that we acquired in August 2007 from Cinco Natural Resources Corporation ("Cinco") and Flash Gas & Oil Southwest, Inc. ("Flash") in two separate transactions for an aggregate amount of approximately $5.9 million. Our wholly owned subsidiary, Sonterra Operating, Inc., is the named operator of our oil and gas properties, which are located in Matagorda Bay in Texas State Waters lying offshore of the Texas coastal counties of Calhoun and Matagorda. In the Cinco acquisition, for approximately $5.0 million, we purchased 60% of the interests held by Cinco in the Texas State Tract 150 Wells No. 1 and No. 2 located in Matagorda Bay, Texas, as well as a 320-acre oil and gas lease related to those wells and certain other leases covering approximately 3,200 additional acres located in Matagorda Bay. In the Flash acquisition, for approximately $1.2 million cash, we purchased all of the interests held by Flash in the Texas State Tract 150 Wells No. 1 and No. 2 as well as a seven-mile pipeline connecting the wells to the Keller Bay onshore facility located in Calhoun County, Texas. As discussed below, the Texas State Tract 150 Well No. 2 has been shut-in as a result of sand production and the Texas State Tract 150 Well No. 1 only produced marginally in the third quarter of 2008.

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

The Company commenced the drilling of the Matagorda Bay State Tract 127 No. 1 Unit Well #1 (“State Tract 127-1 Unit Well”) at the end of the second quarter of 2008. The State Tract 127-1 Unit Well is the initial well in the Sydney/150 Deep Prospect, the first of the four exploratory prospects in the Matagorda Bay 150 Field that have currently been identified as being prospective of oil and gas at depths of between 8,500 feet and 12,000 feet total vertical depth (TVD). The Company and South Texas Oil & Gas (“South Texas”) agreed that South Texas would acquire 70% of the Company’s working interest, subject to a 25% reversionary interest after payout, in the State Tract 127-1 Unit Well.  The Company subsequently sold a 10% working interest to Vinland Energy Capital I LLP on a promoted basis, including a 10% proportionate share of the associated leasehold and geological and geophysical costs, and the Company and South Texas subsequently entered into an amendment to the Matagorda Bay Contract Operating Agreement to effectuate a 50%/50% split of the 10% working interest sold to Vinland. The net result of the above transactions resulted in the Company having approximately a 3.56% working interest before casing point, a 7.03% working interest after casing point, and an 11.36% working interest with corresponding net revenue interests of 5.11%, 5.11%, and 8.27%, respectively, after all well payout scenarios occur under various participation agreements and related documentation. The State Tract 127-1 Unit Well reached total depth of 12,464 feet in late August 2008 and was cased, cemented, logged, and temporarily suspended. Results of the logs indicate the well encountered productive pay in the Bol Mex and Nodasaria #1 formations at depths between 8,500 feet and 11,700 feet. The attempted completion in the Nodasaria #2 formation encountered water with no hydrocarbons.  The Nodasaria #1 formation was tested and found hydrocarbons, but tests were terminated because formation sand plugged the wellbore.  During the second quarter of 2009, the Company attempted to run a through-tubing gravel pack to avoid sand accumulation in order to commence production from the Nodasaria #1 formation.  This attempt was unsuccessful in alleviating sand accumulation, and the Company has not been able to establish production from the State Tract 127-1 Unit Well.

The State Tract 150 Well No. 1 produced sporadically a few days a month throughout most of the first three quarters of 2008, but also produced increasing volumes of water and was shut-in in 2008.  The State Tract 150-1 ST #1 Well, a side track development well, was commenced in November 2008. Diagnostic well analysis indicated multiple gas and condensate pay zones in the Bol Mex Formation at depths between 9,300 feet and 10,000 feet so we cased, cemented, and tested 785 thousand cubic feet per day (MCF/day) of gas and 120 barrels/day of condensate at a flowing tubing pressure of 3,600 PSI on an 8/64 inch choke in a late December 2008 production test at 9,950 feet. The State Tract 150-1 ST #1 subsequently encountered water from an uphole formation so we abandoned the zone we had tested and then attempted to recomplete up hole, where we again encountered water and sand along with as much as 563 MCF/day and 2.1 barrels/day of condensate before this zone was also shut in.  Further testing and wireline work in the second quarter of 2009 confirmed that a cement job failure allowed sea water to invade the productive zones encountered in the wellbore, with the only remaining alternatives being to either (i) pull the tubing and attempt a new cement job or (ii) plug and abandon the well.  Further study in the third and fourth quarters will be undertaken to evaluate these options.

The various technical and operational difficulties encountered by our contract operator, South Texas Oil Company, with respect to both the State Tract 127-1 Unit Well and the State Tract 150-1 ST #1 Well resulted in cost overruns of  approximately $2.9 million (a 31.4% variance to AFE) and $.7 million (a 17.8% variance to AFE), respectively. Various sums due and owing under service contracts entered into with our contract operator or its operating arm, STO Operating Company, for these two wells were not paid by our contract operator, resulting in the filing of three liens totaling $299,178 against the State Tract 127-1 Unit Well and six liens totaling $1,344,163 against the State Tract 150-1 ST #1 Well for a total of $1,643,341. The proportionate share of the liens filed on the State Tract 127-1 Unit Well and the State Tract 150-1 ST #1, net to our working interest is $14,698 and $234,982, respectively, which are recorded in our current liabilities.

Revenues. During the three months ended June 30, 2009 and 2008, we reported total revenues of $-0- and $325,366, respectively, with revenues in 2008 primarily from oil and gas sales and contract operating income.  Revenues for the six-month period ending June 30, 2009 and 2008 were $-0- and $524,429, respectively.  The Matagorda Bay State Tract 150 #1 well ceased to produce in November 2008.  The well which was subsequently sidetracked, State Tract 150-1 ST #1, has not been productive.  Additional testing and further remedial work commenced in the second quarter of 2009, but was unsuccessful in restoring production to any of the Matagorda Bay wells.  The contract operating agreement that generated contract operating income was terminated in June, 2008.

Revenues for the six month period ending June 30, 2009 and 2008 were $-0- and $524,429, respectively.  Oil and gas production and contract operating income accounted for the majority of the revenue during 2008.  The well ceased to produce in November, 2008 and the contract operating agreement was terminated in June, 2008.

Lease Operating Expenses. During the three months ended June 30, 2009 and 2008, our lease operating expenses were $22,469 and $158,024, respectively.  For the six month period ending June 30, 2009, lease operating expenses were $84,167 compared to $458,982 for the six month period ending June 30, 2008.  Normal field monitoring and compliance visits were the most significant expense incurred.  No other unusual operating expenses were incurred during the three months ended June 30, 2009.  Wells in Matagorda Bay were producing during the first half of 2008, increasing the lease operating expenses during that period.

Impairment on Oil & Natural Gas Properties.   During the three months ended June 30, 2009, the Company did not recognize any impairment on oil & natural gas properties compared to the 2009 first quarter charge of $1,842,510.  Oil and natural gas prices used in impairment valuation were $67.90/barrel and $3.69/mcf.  The Company did not recognize an impairment charge in the three or six months ended June 30, 2008.

General and Administrative Expense.  General and administrative expenses for the three and six months ended June 30, 2009 were $804,451 and $1,718,157, respectively compared to the corresponding three and six month ended June 30, 2008 of $87,325 and $1,069,480, respectively.  Non-cash stock compensation expenses for the three months June 30, 2009 and 2008 were $443,790 and $30,433, respectively.  Stock compensation expenses related to the prior management team were reversed in the second quarter of 2008. All non-cash stock compensation expense in 2009 relate to the common stock options of the current management.

Total payroll for the three and six month period ending June 30, 2009 was $175,929 and $161,235, respectively. The Company’s corporate structure is to maintain as few employees as needed and to outsource all administrative functions.  Currently, we used PetroAcct L.P. for contract accounting services; Hein & Associates LLP for audit and tax services; and Thompson and Knight LLP and Duane Morris LLP for legal services.  Collectively, the combined expenses for the second quarter of 2009 were $134,920 compared to the first quarter expenses of $97,988. The increase in expenses incurred relate to the audit, as well as the preparation and filing of the 2008 Annual Form 10-K.

Other (Expense).  During the three months ended June 30, 2009, we had other expenses of $1,258,564, consisting of interest expense, including accretion of debt discounts, in the amount of $1,227,852 and debt issuance costs amortization of $29,048. Corresponding expenses during the first three months of 2009 was $1,365,526, consisting of interest expense, including accretion of debt discounts, in the amount of $1,328,749 and debt issuance costs amortization of $36,777.  During the three months ended June 30, 2008, we had other expenses of $79,974, consisting of interest expense in the amount of $69,648 and debt issuance costs amortization of $10,326.

Financial Condition

Liquidity and Capital Resources

Our primary source of liquidity is intended to be cash flow from operations; however, neither the two wells we acquired in the Matagorda Bay 150 Field nor the two wells we drilled in the Matagorda Bay 150 Field were producing at December 31, 2008, or at any time during the six months ending June 30, 2009.  In addition, all of our NTDS drilling rigs were idle during both the first quarter and second quarters of 2009, although two of our rigs have recently been utilized.  The documentation executed in connection with the Financial Restructuring significantly restricts our ability to incur indebtedness without seeking subordination from Marquis and Longview. If Marquis is unwilling to waive or modify such conditions or subordinate the notes to allow us to obtain project financing for future acquisitions, the Company would likely be unable to raise the funds required to make acquisitions in the future.

In the absence of a significant acquisition, the Company does not believe that we will have sufficient sources of capital to fund our operations for the next twelve months because we were not able to establish production at commercial rates from the aforementioned wells in the Matagorda Bay 150 Field, nor were we able to generate any revenue from our NTDS subsidiary during the first two quarters of 2009. We were not able to consummate the acquisition of producing properties in the Appalachian Basin as contemplated in the letter of intent we signed on April 13, 2009, but discussions continue with respect to that acquisition and other opportunities in the Appalachian Basin. Our future funding requirements depend on numerous factors, including ongoing costs associated with investigating and acquiring potential oil and gas prospects, exploration and other development costs of acquired oil and gas leases, and general administrative and operating expenses.

The Company experienced a net loss of $6.3 million for the year ended December 31, 2008, a net loss of $4.3 million in the first quarter of 2009, and a net loss of $2.2 million in the second quarter of 2009.  Furthermore, the Company has $20.2 million in debt, maturity value, plus associated interest obligations, and has virtually no current source of revenue, and Nine liens have been filed against our contract operator, South Texas Oil Company, and the other working interest owners in the State Tract 127-1 Unit Well and the State Tract 150-1 ST #1 Well.  All of these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company did not make the interest payments of $336,044 that were due at the end of the second quarter under the Senior Secured Note to Marquis and Summerview, the Marquis Subordinated Note and the Longview Subordinated Note. The Company is currently in default under each of these notes for lack of payment, and, in any event, would be unable to satisfy any debt covenants under any of these notes even if it had made, or was able to make, any such payments. The Company has not renegotiated any deferral of payment, restructuring of debt repayment obligations, or other arrangements to cure these events of default; and therefore all debt has been reclassified as current.

Accordingly, the Company is considering strategic alternatives to address the circumstances that cast serious doubt on its ability to continue as a going concern, including without limitation pursuing potential acquisitions in the Appalachian Basin, evaluating its Matagorda Bay assets, restructuring its debt with Marquis and Longview, and exploring its legal options, including bankruptcy.

The current financial crisis and recession has continued to negatively impacted the prices for our oil and natural gas production, limited access to the credit and equity markets, increased the cost of capital.  It may also have other negative consequences that we cannot predict. The continued credit crisis and related turmoil in the global financial system and economic recession in the U.S. create financial challenges that will grow if conditions do not improve. Our cash flow from operations and cash on hand historically have not been sufficient to fund all of our expenditures, and we have relied on Longview and Marquis to provide us with additional capital. Our ability to access the capital markets has been restricted as a result of these crises and may continue to be restricted at a time when we would like, or need, to raise capital. If our cash flow from operations is less than anticipated and our access to capital is restricted, we may be required to reduce our operating and capital budget, which could have a material adverse effect on our results and future operations. The financial crisis may also limit the number of participants or reduce the values we are able to realize in asset sales or other transactions we may engage in to raise capital, thus making these transactions more difficult to consummate and less economic. Additionally, the current economic situation has affected the demand for natural gas and oil and has resulted in lower prices for natural gas and oil, which could have a negative impact on any possible future revenues related to possible future oil and gas production.

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

On March 30, 2009, $700,000 of the Acquisition Funds was released from the Acquisition Funds Account for payment of interest on the Senior Secured Debt and other corporate purposes.  On April 1, 2009, $2,000,000 of the Acquisition Funds was released to prepay part of the Senior Secured Note, in exchange for a reduction of $2,195,000 of the principal of the Senior Secured Note.  On May 7, 2009, $270,000 of the Acquisition Funds was released to pay for general and administrative costs, leaving a balance in the Acquisition Funds Account of $129,931.

On June 17, 2009, the Company, Marquis, Summerview and certain subsidiaries of the Company entered into that certain June 2009 Amendment Agreement which amends the Marquis Secured Note (the "Amendment"). Pursuant to the Amendment, Marquis paid the Company $1,500,000 (the "Additional Payment"), and in consideration therefore, the principal amount of the Marquis Senior Secured Note was increased by $1,644,375. The Company has issued and delivered to Marquis a note in the same form as the Senior Secured Note for the new principal amount of $6,647,126.98. The proceeds of the Additional Payment will be used solely to fund an Agreed Acquisition as defined in Section 4(d) of the Securities Purchase Agreement. The terms and conditions of the Summerview Secured Note are not amended as a result of or in connection with the amendment to the Marquis Secured Note pursuant to the Amendment.  As a result of the Additional Payment, the balance in the Acquisition Funds Account of June 30, 2009 was $1,629,931.

Subsequent to June 30, 2009, $100,000 and $125,000 of the Acquisition Funds were released on July 6, 2009 and July 28, 2009, respectively, to pay for general and administrative expenses, leaving a current balance in the Acquisition Funds Account of $1,404,931.

On April 13, 2009, the Company executed a letter of intent to acquire certain producing properties in southern West Virginia pursuant to the Company’s Appalachian Basin acquisition strategy, but did not consummate this acquisition in the second quarter of 2009 as anticipated.  The Company remains in discussions with respect to that acquisition and other opportunities in the Appalachian Basin.

Senior Secured Notes and Subordinated Notes

On November 13, 2008, the Company restructured its financing arrangements (“Financial Restructuring”) by entering into two transactions, as more fully discussed in “Item 1. Financial Statements—Note 1.  Basis of Presentation”.  Under the first transaction, the Company entered into a Securities Exchange Agreement (the “New Securities Exchange Agreement”) with The Longview Fund, L.P. (“Longview”) and Longview Marquis Master Fund, L.P. (“Marquis”) under which Marquis acquired a warrant (the “Marquis Warrant”) to acquire (a)(i) 1,000,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), subject to adjustment, at an initial exercise price per share of $0.01, and (ii) an unsecured subordinated promissory note in the original aggregate principal amount of $9,440,000 (the “Marquis Subordinated Note”), bearing interest at 11% per annum; and Longview acquired (b)(i) an unsecured promissory note in the original aggregate principal amount of $2,210,551 (the “Longview Subordinated Note”), bearing interest at 11% per annum, and (ii) $1,000,000 in cash as principal repayment of the Old Notes described below.

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

Capital Expenditures and Commitments

Our commitment to drill an additional well in one of our Matagorda Bay prospects by July 1, 2008, was met by the commencement of drilling operations of the State Tract 127-1 Unit Well in late June 2008.  The well was drilled, cased and temporarily suspended, awaiting completion.  Completion operations commenced on November 1, 2008, and the well was expected to be on production by year-end 2008. However, due to sand accumulation, a through tubing gravel pack in order to produce said well was unsuccessful, and  production from the State Tract 127-1 Unit Well was never established in either the first or second quarters of 2009.  Cost overruns incurred by our contract operator for the State Tract 127-1 Unit Well totaled $2,912,016. Liens totaling $299,178 have been filed against that well, of which $14,698 would be the proportionate share net to our working interest.

The State Tract 150-1 ST #1 Well, a side track development well, was commenced in November 2008. Diagnostic well analysis indicated multiple gas and condensate pay zones in the Bol Mex Formation at depths between 9,300 feet and 10,000 feet so we cased, cemented, and tested 785 thousand cubic feet per day (MCF/day) of gas and 120 barrels/day of condensate at a flowing tubing pressure of 3,600 PSI on an 8/64 inch choke in a late December 2008 production test at 9,950 feet. The State Tract 150-1 ST #1 subsequently encountered water from an uphole formation so we abandoned the zone we had tested and then attempted to recomplete up hole, where we again encountered water and sand along with as much as 563 MCF/day and 2.1 barrels/day of condensate before this zone was also shut in.  Further testing and wire line work to determine any future remedial work in the second quarter of 2009 was unsuccessful.  Cost overruns incurred by our contract operator for the State Tract 150-1 ST #1 Well totaled $719,752.  Liens totaling $1,344,163 have been filed against that well, of which $234,982 would be the proportionate share net to our working interest.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2008, nor as of June 30, 2009.

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

An evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008, due to a material weakness regarding timely filing as reported in Management’s Annual Report on Internal Control Over Financial Reporting, as of December 31, 2008, which in management’s opinion has not been remediated as of June 30, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Default upon Senior Securities

The Company did not make the interest payments of $336,044 that were due at the end of the second quarter under the Senior Secured Note to Marquis and Summerview, the Marquis Subordinated Note and the Longview Subordinated Note. The Company is currently in default under each of these notes for lack of payment, and, in any event, would be unable to satisfy any debt covenants under any of these notes even if it had made, or was able to make, any such payments. The Company has not renegotiated any deferral of payment, restructuring of debt repayment obligations, or other arrangements to cure these events of default; and therefore all debt has been reclassified as current.

Item 4. Submission of Matters to a Vote of Securities Holders

Not Applicable.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibit	Description

10.1
June 2009 Amendment Agreement among the Company, Longview Marquis Master Fund, L.P. and other parties named therein, dated as of June 17, 2009 (incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on June, 2009).

10.2
Share Exchange Agreement between the Company and The Longview Fund, L.P. dated July 27, 2009, effective as of November 1, 2008 (incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 29, 2009).

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

Dated:   August 14, 2009

VELOCITY ENERGY INC.

By:	/s/ Donald J. Sebastian
Donald J. Sebastian
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

10.1
June 2009 Amendment Agreement among the Company, Longview Marquis Master Fund, L.P. and other parties named therein, dated as of June 17, 2009 (incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on June, 2009).

10.2
Share Exchange Agreement between the Company and The Longview Fund, L.P. dated July 27, 2009, effective as of November 1, 2008 (incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 29, 2009).

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